Form 10QSB
period 2000-06-30
AIRBOMB COM INC
filed 2000-09-07
CIK 1120380

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period                     to
                              ---------------------   --------------------------

     Commission File Number        0-31197
                            ---------------------


                              Airbomb.com Inc.
     ---------------------------------------------------------------------------
           (Exact name of small Business Issuer as specified in its charter)

         Delaware                                         51 - 0401121
------------------------------------                      ----------------------
(State or other jurisdiction of                           IRS Employer
incorporation or organization)                            Identification No.)


Suite 505 - 1155 Robson Street
Vancouver, British Columbia, Canada                       V6E 1B5
------------------------------------                      ----------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:           604-689-1659
                                                          ----------------------


     ---------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,143,462 Shares of $.001 par value Class A Common Stock outstanding as of June 30, 2000.

                         PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders" equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that can be expected for the year ending March 31, 2001.

                               AIRBOMB.COM INC.
                    (Formerly Airbomb.com Marketing Ltd.)


                      CONSOLIDATED FINANCIAL STATEMENTS


                                 JUNE 30, 2000
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                             AIRBOMB.COM INC.
                    (Formerly Airbomb.com Marketing Ltd.)
                         CONSOLIDATED BALANCE SHEET
                                (Unaudited)
                          (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

                                                           JUNE 30      MARCH 31
                                                             2000         1999
--------------------------------------------------------------------------------
ASSETS
Current
   Cash                                                $   210,421  $     3,624
   Accounts receivable                                      40,809          833
   Inventory                                               211,790      158,994
   Prepaid expenses and deposits                            12,025        5,840
                                                       -------------------------
                                                           475,045      169,291

Capital Assets (Note 3)                                     95,339        5,322
                                                       -------------------------
                                                       $   570,384  $   174,613
================================================================================
LIABILITIES
Current
   Accounts payable and accrued liabilities            $   172,378  $   167,272
   Current portion of loans and advances payable            57,720       42,358
                                                       -------------------------
                                                           230,098      209,630

Share Subscriptions (Note 6(a))                            232,858         -
Loans And Advances Payable (Note 4)                           -           3,523
                                                       -------------------------
                                                           462,956      213,153
                                                       -------------------------

SHARE CAPITAL AND DEFICIT

Share Capital (Note 5)
   Authorized:
     June 30, 2000
       100,000,000 common shares, par value of
       $0.001 per share
     June 30, 1999
       10,000,000 Class A voting common shares
       without par value
       10,000,000 Class B non-voting common shares
       without par value
       10,000,000 Class C non-voting common shares
       without par value
   Issued and Outstanding:
       11,143,462 common shares at June 30, 2000 and
           100 Class A voting common shares at June
           30, 1999                                        853,112           70

Special Warrants (Note 6)                                   28,890         -
Deficit                                                   (774,574)     (38,610)
                                                       -------------------------
                                                           107,428       38,540
                                                       -------------------------

                                                       $   570,384  $   174,613
================================================================================

                             AIRBOMB.COM INC.
                    (Formerly Airbomb.com Marketing Ltd.)
               CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                (Unaudited)
                          (Stated in U.S. Dollars)
--------------------------------------------------------------------------------
                                                            THREE        THREE
                                                            MONTHS       MONTHS
                                                            ENDED        ENDED
                                                           JUNE 30      JUNE 30
                                                             2000         1999
--------------------------------------------------------------------------------
Sales                                                  $   328,454  $    93,119
                                                       -------------------------

Cost Of Sales
   Opening inventory                                       141,106       54,468
   Purchases                                               353,478      190,651
   Less: Ending inventory                                 (211,790)    (158,994)
                                                       -------------------------
   Cost of sales                                           282,794       86,125
                                                       -------------------------

Gross Profit                                                45,660        6,994
                                                       -------------------------

Expenses
   Advertising and promotion                                28,982           54
   Amortization                                              8,611          443
   Auto and travel                                           4,817          964
   Bank charges, interest and foreign exchange               8,624        2,619
   Consulting                                                2,052        2,218
   Corporate finance fee                                    33,988         -
   Investor relations                                       40,172         -
   Management fees                                           5,092         -
   Office and sundry                                        28,354        2,066
   Professional fees                                        36,276        1,426
   Regulatory and transfer agent                             3,048         -
   Rent and utilities                                        7,361        1,043
   Telephone and internet                                    7,367        3,175
   Wages and contract labour                                79,557        4,921
                                                       -------------------------
                                                           294,301       18,929
                                                       -------------------------

Loss For The Period                                       (248,641)     (11,935)

Deficit, Beginning Of Period                              (525,933)     (26,675)

Deficit, End Of Period                                 $  (774,574) $   (38,610)
================================================================================

Loss Per Share                                         $     (0.03) $     (0.01)
================================================================================

Weighted Average Shares Outstanding                      9,729,462          100
================================================================================

                             AIRBOMB.COM INC.
                    (Formerly Airbomb.com Marketing Ltd.)
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
                          (Stated in U.S. Dollars)
--------------------------------------------------------------------------------
                                                            THREE        THREE
                                                            MONTHS       MONTHS
                                                            ENDED        ENDED
                                                           JUNE 30      JUNE 30
                                                             2000         1999
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Loss for the period                                 $  (248,641) $   (11,935)
   Adjustment for:
      Amortization                                           8,611          443
                                                       -------------------------
                                                          (240,030)     (11,492)

   Changes in non-cash working capital
      Increase in accounts receivable                       (8,655)       5,730
      Increase in inventory                                (70,684)    (104,526)
      Increase in prepaid expenses and deposits               (459)      (5,840)
      Increase in accounts payable and accrued
         liabilities                                        69,131      102,435
                                                       -------------------------
                                                          (250,697)     (13,693)
                                                       -------------------------

Cash Flows From Investing Activity
   Purchase of capital assets                              (10,205)        -
                                                       -------------------------

Cash Flows From Financing Activities
   Share subscriptions                                     232,858         -
   Issue of common shares                                    1,494         -
   Loans payable                                           (30,079)      13,330
                                                       -------------------------
                                                           204,273       13,330
                                                       -------------------------

Increase (Decrease) In Cash                                (56,629)        (363)

Cash, Beginning Of Period                                  267,050        3,987
                                                       -------------------------

Cash, End Of Period                                    $   210,421  $     3,624
================================================================================

                             AIRBOMB.COM INC.
                    (Formerly Airbomb.com Marketing Ltd.)

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               JUNE 30, 2000
                                (Unaudited)
                         (Stated in U.S. Dollars)

                            COMMON SHARES           SPECIAL WARRANTS
                          --------------------------------------------
                           NUMBER     AMOUNT       NUMBER     AMOUNT        DEFICIT        TOTAL
                          -----------------------------------------------------------------------------
Issue of common shares           100  $       70         -      $     -       $     -        $       70

Loss for the period             -           -            -            -          (27,694)       (27,694)
                          ------------------------------------------------------------------------------

Balance, March 31, 1998          100          70         -            -          (27,694)       (27,624)

Net income for the year         -           -            -            -            1,019          1,019
                          ------------------------------------------------------------------------------

Balance, March 31, 1999          100          70         -            -          (26,675)       (26,605)

Adjustment to number of
  common shares issued
  and outstanding as a
  result of the reverse
  take-over transaction
  Sports Link Direct
  Marketing Ltd.                (100)       -            -            -             -              -
  Airbomb.com Marketing
  Ltd.                     5,412,962        -            -            -             -              -

Ascribed value of
  common shares and
  special warrants
  issued in connection
  with the acquisition
  of Sports Link Direct
  Marketing Ltd.
                           2,300,000      63,479      620,000       35,849          -            99,328

Issue of common shares       602,500     116,061         -            -             -           116,061

Issue of special warrants       -           -       2,700,000      665,049          -           665,049

Loss for the year               -           -            -            -         (499,258)      (499,258)
                          ------------------------------------------------------------------------------

Balance, March 31, 2000    8,315,462     179,610    3,320,000      700,898      (525,933)       354,575

Exercise of special
  warrants                      -           -      (2,820,000)    (672,008)         -          (672,008)

Issue of common shares     2,828,000     673,502         -            -             -           673,502

Loss for the period             -           -            -            -         (248,641)      (248,641)
                          ------------------------------------------------------------------------------

Balance, June 30, 2000    11,143,462  $  853,112      500,000   $   28,890    $ (774,574)    $  107,428
                          ==============================================================================

                             AIRBOMB.COM INC.
                    (Formerly Airbomb.com Marketing Ltd.)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2000
                                (Unaudited)
                         (Stated in U.S. Dollars)


1.  NATURE OF OPERATIONS

    The unaudited consolidated financial statements as of June 30, 2000 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the March 31, 2000 audited consolidated financial statements and notes thereto.

    Airbomb.com Marketing Ltd., through its subsidiary, Sports Link Direct Marketing Ltd., is in the business of retailing sporting goods, specifically bicycles, through the Internet. Sports Link Direct Marketing Ltd. markets products acquired from a variety of suppliers, and also distributes its own "Airbomb" line of products, which are acquired from established manufacturers and labelled with the Company's "Airbomb" label.

    These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes the realization of assets and discharge of liabilities in the normal course of business. During the period ended June 30, 2000, the Company incurred a loss of $248,641. The Company's ability to continue its operations on a going concern basis is dependent upon obtaining additional financing and the support of creditors. There is no assurance that the Company will be successful in achieving any, or all, of these objectives over the coming year. These financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

2.  SIGNIFICANT ACCOUNTING POLICIES

    a)   Consolidation

         These financial statements include the accounts of the Company and its wholly owned Canadian subsidiary, Sports Link Direct Marketing Ltd.

    b)   Inventory

         Inventory is recorded at the lower of cost and net realizable value.

    c)   Revenue Recognition

         Revenue from sale of products is recognized at the time of shipment.

                             AIRBOMB.COM INC.
                    (Formerly Airbomb.com Marketing Ltd.)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2000
                                (Unaudited)
                         (Stated in U.S. Dollars)


2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

    d)   Amortization of Capital Assets

         Computers and office furniture and equipment are stated at cost, amortization is provided at the following rates:

             Computer equipment        30% on the declining balance method
             Computer software        100% on the declining balance method
             Furniture and equipment   20% on the declining balance method

         Goodwill related to the acquisition of Sports Link Direct Marketing Ltd. is recorded at cost and is amortized on a straight line basis over three years.

    e)   Foreign Currency Translation

         The Company's functional currency is the U.S. dollar. Transactions in foreign currencies are translated at the exchange rates in effect on the transaction dates. Monetary assets and liabilities resulting from such transactions are adjusted to reflect the exchange rates in effect at the balance sheet date and the resulting gain or loss is recognized in the statement of earnings.

    f)   Non-Monetary Transactions

         Shares of common stock of the Company issued for non-monetary consideration are valued at the quoted market price per share at the close of trading on the date of completion of the transaction except for those circumstances where, in the opinion of the Company and due to the nature of the transaction, the trading price does not fairly represent the value of the transaction. In such circumstances, the value of the shares is determined based on the estimated fair value of the consideration received.

    g)   Income Taxes

         The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion, or all, of a deferred tax asset will not be realized, a valuation allowance is recognized.

                             AIRBOMB.COM INC.
                    (Formerly Airbomb.com Marketing Ltd.)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2000
                                (Unaudited)
                         (Stated in U.S. Dollars)


2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

    h)   Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty, and the effect on the financial statements of changes in such estimates in future periods could be significant.

    i)   Stock Based Compensation

         The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 - "Accounting for Stock Issued to Employees". The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock Based Compensation", which requires disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

    j)   Net Loss Per Share

         Net loss per share is based on the weighted average number of common shares outstanding during the period plus common share equivalents, such as options, warrants and certain convertible securities. This method requires primary earnings per share to be computed as if the common share equivalents were exercised at the beginning of the period or at the date of issue, and as if the funds obtained thereby were used to purchase common shares of the Company at its average market value during the period.

                             AIRBOMB.COM INC.
                    (Formerly Airbomb.com Marketing Ltd.)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2000
                                (Unaudited)
                         (Stated in U.S. Dollars)


3.  CAPITAL ASSETS

    Capital assets and related accumulated amortization consist of the following:

                                               2000                     1999
                                 ----------------------------------  -----------
                                             Accumulated   Net Book   Net Book
                                     Cost    Amortization  Value      Value
                                 ----------------------------------  -----------

Computer equipment               $   31,235  $    7,367  $   23,868  $    3,757
Computer software                     5,076       2,601       2,475         206
Furniture and equipment               7,589       1,506       6,083       1,359
                                 ----------------------------------  -----------
                                     43,900      11,474      32,426       5,322

Goodwill                             75,495      12,582      62,913        -
                                 ----------------------------------  -----------

                                 $  119,395  $   24,056  $   95,339  $    5,322
                                 ==================================  ===========


4.  LOANS AND ADVANCES PAYABLE

                                                              2000        1999
                                                         -----------------------

    a)    Loans payable due May 8, 2001, with interest
          at 12% per annum commencing November 8, 1999   $   17,665  $    3,523

    b)    Loans and advances payable to a director,
          with no specified terms of repayment               35,236       9,499

    c)    Advances from a director                            4,819      32,859
                                                         -----------------------
                                                             57,720      45,881

    Less: Current portion                                    57,720      42,358
                                                         -----------------------

                                                         $     -     $    3,523
                                                         =======================

                             AIRBOMB.COM INC.
                    (Formerly Airbomb.com Marketing Ltd.)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2000
                                (Unaudited)
                         (Stated in U.S. Dollars)


5.  SHARE CAPITAL

    a) During the period, the Company changed its authorized capital to 100,000,000 shares with a par value of $0.001, and the Company became domesticated as a Delaware Corporation.

    b) As at June 30, 2000, there were outstanding incentive stock options for the purchase of:
            170,000 shares at $0.73 CDN to January 27, 2005
            105,000 shares at $0.81 CDN to January 28, 2005
            167,000 shares at $0.45 CDN to November 11, 2004
            150,000 shares at $0.28 CDN to December 20, 2004
            125,000 shares at $1.31 CDN to March 1, 2005
            100,000 shares at $0.59 CDN to January 25, 2005
             25,000 shares at $1.43 CDN to February 18, 2005
             10,000 shares at $0.29 CDN per share to April 8, 2004
             25,000 shares at $0.49 CDN per share to June 8, 2005
             15,000 shares at $0.49 CDN per share to June 8, 2002

    c) As at June 30, 2000 there were outstanding share purchase warrants for the purchase of:
             700,000 shares at $0.17 CDN per share to October 30, 2000 1,500,000 shares at $0.50 CDN per share to January 5, 2001 or at $0.75 CDN per share to January 5, 2002
           1,200,000 shares at $0.50 CDN per share to February 21, 2001 or at $0.65 CDN per share to February 21, 2002


6.  SPECIAL WARRANTS

    a) As at June 30, 2000, the Company has 500,000 special warrants outstanding, issued in connection with the Sports Link Direct Marketing Ltd. acquisition.

    b) The Company has negotiated the private placement of 1,000,000 special warrants at a price of $0.50 CDN per special warrant. Each special warrant is exercisable without additional consideration into one common share and one share purchase warrant entitling the holder to purchase an additional common share at $0.55 CDN for a two year period. As at June 30, 2000, the Company has received special warrant subscription proceeds of $232,858.

                             AIRBOMB.COM INC.
                    (Formerly Airbomb.com Marketing Ltd.)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2000
                                (Unaudited)
                         (Stated in U.S. Dollars)


7.  FINANCIAL INSTRUMENTS

    The carrying amounts for cash, accounts receivable, prepaid expenses and deposits, accounts payable and accrued liabilities, and loans and advances payable approximate their respective fair values due to their short term maturity or capacity of prompt liquidation.

8.  RELATED PARTY TRANSACTIONS

    During the period, the following amounts were paid to parties not dealing at arm's length with the Company:

    a) Companies controlled by a director were paid $18,000 for office rent and administrative support services.

    b)   The Company's president was paid wages totalling $16,467.

9.  SUBSEQUENT EVENT

    Subsequent to June 30, 2000, the special warrant private placement referred to in Note 6(b) closed and the 1,000,000 special warrants were issued.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Airbomb.com Inc., through its wholly-owned subsidiary, Sportslink Direct Marketing Ltd., is an internet retailer of sporting goods, primarily bicycles and related parts and accessories. Because of the Company's unique relationship with original equipment manufacturers (OEMs), it is able to acquire a variety of products at preferential prices and sell them to wholesalers, distributors or consumers at a significant discount. The Company has developed strong relationships with some of the largest component manufacturers in Asia and North America. The retail market in the United States for bicycles and related parts and accessories is approximately U.S. $5.4 billion, and globally is U.S. $25 billion.

The Company has applied for trademark protection in Canada for the brand name "Airbomb", and anticipates filing for trademark protection in the United States for the same brand name. The Company has four web sites. The primary marketing of bicycles, bicycle components and outdoor sporting equipment is conducted at www.airbomb.com; sunglass sales are conducted at
                          ---------------
www.sunbomb.com; and cycling products are marketed in Canada at
---------------
http://store.airbomb.com/Can. The fourth web site is a secure, password-
----------------------------
protected site for wholesale transactions.

The first quarter of fiscal 2000/2001 ended June 2000 with the achievement of a number of major milestones. The Company continued to grow rapidly during this quarter. The Company expanded on its core strength with the importation of a number of containers carrying items directly purchased from overseas manufacturers. The Company moved into an expanded warehouse in Point Roberts, Washington, to accommodate the inventory. Access to this type of supply chain buying represents Airbomb.com's key competitive advantage and, for the first time, it had a substantial impact on both sales and gross profit during this quarter.

This quarter saw a growth in the Company's marketing efforts in ways management feels offers both value and results. This included the development of an international racing team outfitted with team uniforms, a focused promotion of the referral program, and an expanded password-protected "B-to-B" dealer web store. As well, the Company entered into an agreement with Cybersurf, a major Canadian ISP, for a large-scale promotion directly to that company's customer base. Canadian sales have seen a corresponding jump and, at present, Airbomb.com dominates the Canadian market for online cycling sales.

The Company also delivered an unprecedented number of products ordered via B-to-B, including an order from Mazda USA that had over 160 different Mazda dealerships receiving bikes assembled by Airbomb.com. It is the growth of B-to-B where the Company feels its competitive advantage will be most successful.

Results of Operations

Three Months Ended June 30, 2000 And June 30,1999.

Sales increased by 252.7 % or $ 235,335 to $ 328,454 during the period ending June 30, 2000 compared to $ 93,119 for the period ending June 30, 1999. This increase was due to a higher level of sales through the Company's web site Sales.

Cost of goods sold increased by 228.4 % or $ 196,669 to $ 282,794 for the period ending June 30, 2000, compared to $ 86,125 for the period ending June 30, 1999. As part of its sales strategy, the Company continued to use low prices as a means to attract new customers to the web site.

Inventory increased by 33.2 % or $ 52,796 to $ 211,790 for the period ending June 30,2000, compared to $ 158,994 for the period ending June 30, 1999. An increase in inventory was necessary to support growing sales and maintain twenty-four hour turn-around times as much as possible.

General and administrative expenses increased by 1454.8 % or $ 275,372 to $ 294,301 for the period ending June 30, 2000 compared to $ 18,929 for the period ending June 30, 1999. The Company incurred higher costs in every category primarily due to the acquisition of Sportslink Direct Marketing Ltd., because of the process and expense of becoming a public company (listed on the Canadian Venture Exchange) and by re-domiciling the Company into Delaware.

Advertising and Promotion costs rose by $ 28,928.

Amortization costs rose $ 8,168 to $ 8,611 for the period ending June 30, 2000 compared to $ 443 for the period ending June 30, 1999 and relates to the amount of goodwill created as a result of the Sportslink acquisition. Interest and foreign exchange rose $ 6,005 to $ 8,624 for the period ending June 30, 2000 compared to $ 2,619 for the period ending June 30, 1999. This is as a result of the loss on conversion from Canadian to U.S. dollars advanced to fund the operations of Sportslink and expansion of the business operations.

Investor relations is a new expense category now that the Company is a publicly-traded company. For the period ending June 30, 2000, the Company incurred expenses of $ 40,172.

Office and Sundry costs increased by 1272.4 % or $ 26,288 to $ 28,354 for the period ending June 30, 2000 compared to 2,066 for the period ending June 30, 1999. These expenses support the increased costs of being a public company and expansion of the business operations.

Professional fees increased 2443.9 % or $ 34,850 to $ 36,276 for the period ending June 30, 2000 compared to $ 1,426 for the period ending June 30, 1999. Again, these expenses included the increased legal and accounting costs of being a public company and the expansion of the business operations.

Wages and contract labor increased 1516.7 % or $74,636 to $79,557 for the period ending June 30, 1999. The increase in staff was necessary to support the Company's expansion.

Plan of Operations

The Company's marketing plans and strategies include:

- Expanding the product base and linking on-line buyers to suppliers' web sites.
-   Developing brand names that link on-line customers to the Company.
- Using the Company's web search engine to link to key search words, often brand names, to bring on-line shoppers to the Company web site.
- Managing the customer database by matching client demographic information to products, and conducting target e-mail campaigns.
-   Working with suppliers to match customers to a supplier's target market.
- Offering a "weekly specials sheet" to attract buyers to special deals and clear-out sales. This is attractive to both suppliers, who use the feature to move inventory, and on-line buyers looking for special prices.
-   Offering competitive prices.
-   Continuing the "Tell-A-Friend" referral program.
-   Continuing to sponsor a professional bike racing team.
-   Publishing bi-monthly brochures and mailing to customer base.
-   Continuing telephone customer service.
-   Enter new markets via new online storefronts.

To be successful, the Company will have to develop marketing, brand development and sales on a rapidly expanding basis. There is no guarantee that the Company will be successful in managing such a complex strategy of marketing and sales or that the Company will be able to do so soon enough to be successful.

The Company intends to derive substantially all of its revenues from the sale of goods on the Internet. The Company's ability to generate revenues will depend upon, among other factors, consumers' acceptance of the Web as an attractive and sustainable medium, and development of a large base of repeat customers for the Company's products. In addition, there is intense competition in the sale of goods and services on the Internet, which makes it difficult to project the future levels of Internet revenues that will be realized generally or by any specific company. The future success of the Company is highly dependent on the development of the Internet as a commercial medium.

To be successful, the Company plans to continue entering into strategic partnerships with other local, national and international businesses to help in a focused marketing effort and to provide operational support. The Company cannot guarantee that it will be able to find strategic partners who will be available and who are suitable for the Company's needs, or if enough strategic partners can be found to market the Company's products and support its operations.

The success of the Company cannot be guaranteed or accurately predicted. There is no assurance that the Company will be able to operate profitably. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of new product lines and retail sales outlets in an emerging e-commerce market.

The Company has a limited operating history. There is no assurance that the Company will be able to operate and manage on a profitable basis or that cash flow from operations will be sufficient to pay the operating costs of the Company. The Company anticipates that it will need to raise additional capital to finance growth of its operations. The Company may seek additional financing through debt or equity financings. There is no assurance that additional financing will be available to the Company, or that, if available, the financing will be on terms acceptable to the Company. There is no assurance that the Company's estimate of its reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur that will result in the need to raise additional funds. In the event that the Company cannot raise needed capital, it will have a material adverse effect on the Company.

Although the Company has based its web site upon commercially available software and hardware, the Company will need to do substantial additional development in order to offer the goods, services and user-friendly interfaces the Company believes are needed to attract and retain customers.

The Company may incur significant operating losses and generate negative cash flow from operating activities during the next several years while it develops its web sites and services, and builds a customer and subscriber base. There is no assurance that the Company will achieve or sustain profitability or positive cash flow from operating activities in the future or that it will generate sufficient cash flow to service any debt requirements.

To the extent that any financing involves the sale of the Company's equity securities, the interests of the Company's then-existing shareholders could be substantially diluted.

The Company's future success is dependent upon continued growth in the use of the Internet. Rapid growth in the use of and interest in the Internet is a recent phenomenon. There is no assurance that commerce over the Internet will become widespread or that extensive content will continue to be provided over the Internet. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there is no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth. If use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support growth that may occur, the Company's business, results of operations and financial condition would be materially and adversely affected.

As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. The Company does not know the extent to which additional customers will use its products and services. It is difficult to predict the future growth rate, if any, and size of this market via Internet sales. In order to sustain rapid growth rates, the Company will need to continue increasing its share of the bicycle and other sporting goods markets. There is no assurance either that the market for the Company's products and services will grow or that the Company can successfully and rapidly expand its market share. If the market fails to grow, grows more slowly than expected, or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain market acceptance and expanded market share, the Company's business, results of operations and financial condition will be materially and adversely affected.

The Company will rely on a combination of common law, copyright and trademark law, and nondisclosure agreements to establish and protect its proprietary rights in its products and the content of its web sites. Others, however, might successfully challenge these protections.

The Company has applied for trademark protection in Canada for the brand name "Airbomb", and anticipates filing for trademark protection in the United States for the same brand name. The Company is the owner of the web site domain names http://www.airbomb.comhttp://www.airbomb.com and http://www.sunbomb.com and
--------------------------------------------     ----------------------
maintenance fees for the domain names have been paid and are up to date. The Company may file applications for trademark protection of other intellectual property. No assurance can be given that such trademark applications will be accepted for registration. Furthermore, the possibility exists that the Company could be found to infringe on patents, service marks, trademarks or copyrights held by others. The Company's use of trademarks, service marks, trade names, slogans, phrases and other expressions in the course of its business may be the subject of dispute and possible litigation. Given the growth of business being conducted on the Internet, electronic commerce and the use of domain names, there can be no assurance that the Company will be able to continue to use its current trade name, domain name and Internet and business identification. Such changes could result in confusion to potential customers and negatively affect the Company's business.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.

        None

                                SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRBOMB.COM INC.



Date: September 6, 2000


By:     /s/ David Houston
   ----------------------------------
   DAVID HOUSTON, Director, President