Form 10QSB/A
period 2000-06-30
AIRBOMB COM INC
filed 2000-10-12
CIK 1120380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2000

[   ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange
       Act of 1934

       For the transition period                     to
                                ---------------------  -------------------------

       Commission File Number                0-31197
                                        --------------------


                                 Airbomb.com Inc.
  --------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

                      Delaware                              51 - 0401121
       ----------------------------------      ---------------------------------
        (State or other jurisdiction of        (IRS Employer Identification No.)
         incorporation or organization)


Suite 505 - 1155 Robson Street
Vancouver, British Columbia, Canada                            V6E 1B5
-----------------------------------------             --------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:          604-689-1659
                                                      --------------------------


              ------------------------------------------------------
               (Former name, former address and former fiscal year,
                            if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days [ X ] Yes    [   ] No

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

                               AIRBOMB.COM INC.
                     (Formerly Airbomb.com Marketing Ltd.)


                       CONSOLIDATED FINANCIAL STATEMENTS


                                 JUNE 30, 2000
                                  (Unaudited)
                           (Stated in U.S. Dollars)

                               AIRBOMB.COM INC.
                     (Formerly Airbomb.com Marketing Ltd.)

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------
                                                    JUNE 30            MARCH 31
                                                      2000               2000
--------------------------------------------------------------------------------

ASSETS
Current
  Cash                                           $   210,421        $   267,050
  Accounts receivable                                 40,809             32,154
  Inventory                                          211,790            141,106
  Prepaid expenses and deposits                       12,025             11,566
                                                 -------------------------------
                                                     475,045            451,876

Capital Assets (Note 3)                               95,339             93,745
                                                 -------------------------------

                                                 $   570,384        $   545,621
================================================================================

LIABILITIES
Current
  Accounts payable and accrued liabilities       $   172,378        $   103,247
  Current portion of loans and advances payable       57,720             70,650
                                                 -------------------------------
                                                     230,098            173,897

Loans And Advances Payable (Note 4)                     -                17,149
                                                 -------------------------------
                                                     230,098            191,046
                                                 -------------------------------

SHARE CAPITAL AND DEFICIT

Share Capital (Note 5)
  Authorized:
    100,000,000 common shares, par value
      of $0.001 per share
  Issued and Outstanding:
    11,143,462 common shares at June 30,
      2000 and
    8,315,462 common shares at March 31,
      2000                                           853,112            179,610

Special Warrants (Note 6)
  Issued and Outstanding:
    500,000 special warrants at June 30,
      2000 and
    3,320,000 special warrants at March 31,
      2000                                            28,890            700,898
  Add special warrants subscriptions received,
    686,000 special warrants at June 30, 2000
    and 0 at March 31, 2000                          232,858               -

Deficit                                             (774,574)          (525,933)
                                                 -------------------------------
                                                     340,286            354,575
                                                 -------------------------------

                                                 $   570,384        $   545,621
================================================================================

                               AIRBOMB.COM INC.
                     (Formerly Airbomb.com Marketing Ltd.)

              CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                 (Unaudited)
                          (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                    THREE               THREE
                                                    MONTHS              MONTHS
                                                    ENDED               ENDED
                                                    JUNE 30            JUNE 30
                                                     2000               1999
--------------------------------------------------------------------------------
Sales                                            $   328,454        $    93,119

Cost Of Sales
  Opening inventory                                  141,106             54,468
  Purchases                                          353,478            190,651
  Less: Ending inventory                            (211,790)          (158,994)
                                                 -------------------------------
  Cost of sales                                      282,794             86,125
                                                 -------------------------------

Gross Profit                                          45,660              6,994
                                                 -------------------------------

Expenses
  Advertising and promotion                           28,982                 54
  Amortization                                         8,611                443
  Auto and travel                                      4,817                964
  Bank charges, interest and foreign exchange          8,624              2,619
  Consulting                                           2,052              2,218
  Corporate finance fee                               33,988               -
  Investor relations                                  40,172               -
  Management fees                                      5,092               -
  Office and sundry                                   28,354              2,066
  Professional fees                                   36,276              1,426
  Regulatory and transfer agent                        3,048               -
  Rent and utilities                                   7,361              1,043
  Telephone and internet                               7,367              3,175
  Wages and contract labour                           79,557              4,921
                                                 -------------------------------
                                                     294,301             18,929
                                                 -------------------------------

Loss For The Period                                 (248,641)           (11,935)

Deficit, Beginning Of Period                        (525,933)           (26,675)
                                                 -------------------------------

Deficit, End Of Period                           $  (774,574)        $  (38,610)
================================================================================

Loss Per Share                                   $     (0.03)        $    (0.01)
================================================================================

Weighted Average Shares Outstanding                9,729,462                100
================================================================================

                               AIRBOMB.COM INC.
                     (Formerly Airbomb.com Marketing Ltd.)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                    THREE               THREE
                                                    MONTHS              MONTHS
                                                    ENDED               ENDED
                                                    JUNE 30            JUNE 30
                                                     2000               1999
--------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Loss for the period                            $  (248,641)       $   (11,935)
  Adjustment for:
   Amortization                                        8,611                443
                                                 -------------------------------
                                                    (240,030)           (11,492)

Changes in non-cash working capital
  Increase in accounts receivable                     (8,655)             5,730
  Increase in inventory                              (70,684)          (104,526)
  Increase in prepaid expenses and deposits             (459)            (5,840)
  Increase in accounts payable and
     accrued liabilities                              69,131            102,435
                                                 -------------------------------
                                                    (250,697)           (13,693)
                                                 -------------------------------

Cash Flows From Investing Activity
  Purchase of capital assets                         (10,205)              -
                                                 -------------------------------

Cash Flows From Financing Activities
  Special warrant subscriptions                      232,858               -
  Issue of common shares                               1,494               -
  Loans payable                                      (30,079)            13,330
                                                 -------------------------------
                                                     204,273             13,330
                                                 -------------------------------

Increase (Decrease) In Cash                          (56,629)              (363)

Cash, Beginning Of Period                            267,050              3,987
                                                 -------------------------------

Cash, End Of Period                              $   210,421        $     3,624
================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
During the period ended June 30, 2000 the Company issued 2,820,000 common shares on the exercise of 2,820,000 special warrants.

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

Ascribed value of
  common shares and
  special warrants
  issued in connection
  with the acquisition
  of Sports Link Direct
  Marketing Ltd.
                           2,300,000      63,479      620,000       35,849          -            99,328

Issue of common shares       602,500     116,061         -            -             -           116,061

Issue of special warrants       -           -       2,700,000      665,049          -           665,049

Loss for the year               -           -            -            -         (499,258)      (499,258)
                          ------------------------------------------------------------------------------

Balance, March 31, 2000    8,315,462     179,610    3,320,000      700,898      (525,933)       354,575

Exercise of special
  warrants                      -           -      (2,820,000)    (672,008)         -          (672,008)

Issue of common shares     2,828,000     673,502         -            -             -           673,502

Special warrant                 -           -         686,000      232,858          -           232,858
 subscriptions received

Loss for the period             -           -            -            -         (248,641)      (248,641)
                          ------------------------------------------------------------------------------

Balance, June 30, 2000    11,143,462  $  853,112    1,186,000   $  261,748    $ (774,574)    $  340,286
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

    Airbomb.com Marketing Ltd., through its subsidiary, Sports Link Direct Marketing Ltd., is in the business of retailing sporting goods, specifically bicycles, through the Internet. Sports Link Direct Marketing Ltd. markets products acquired from a variety of suppliers, and also distributes its own "Airbomb" line of products, which are acquired from established manufacturers and labeled with the Company's "Airbomb" label.

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

                               AIRBOMB.COM INC.
                     (Formerly Airbomb.com Marketing Ltd.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (Unaudited)
                            (Stated in U.S. Dollars)

3.  CAPITAL ASSETS

    Capital assets and related accumulated amortization consist of the following:

                                              2000                       1999
                              --------------------------------------   ---------
                                            Accumulated     Net Book    Net Book
                               Cost        Amortization      Value       Value
                              --------------------------------------   ---------

    Computer equipment        $   31,235     $   7,367    $   23,868   $  3,757
    Computer software              5,076         2,601         2,475        206
    Furniture and equipment        7,589         1,506         6,083      1,359
                              --------------------------------------   ---------
                                  43,900        11,474        32,426      5,322
                              --------------------------------------   ---------

    Goodwill                      75,495        12,582        62,913       -
                              --------------------------------------   ---------
                              $  119,395     $  24,056    $   95,339   $  5,322
                              ======================================   =========

4.  LOANS AND ADVANCES PAYABLE

                                                                2000     1999
                                                            --------------------

    a) Loans payable due May 8, 2001, with interest
       at 12% per annum commencing November 8, 1999       $   17,665   $  3,523

    b) Loans and advances payable to a director,
       with no specified terms of repayment                   35,236      9,499

    c) Advances from a director                                4,819     32,859
                                                            --------------------
                                                              57,720     45,881
       Less: Current portion                                  57,720     42,358
                                                            --------------------
                                                          $     -      $  3,523
                                                            ====================

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

Results of Operations

Three Months Ended June 30, 2000 And June 30,1999.

Sales increased by 252.7 % or $ 235,335 to $ 328,454 during the period ending June 30, 2000 compared to $ 93,119 for the period ending June 30, 1999. This increase was due to a higher level of sales through the Company's web site. Sales

Cost of goods sold increased by 228.4 % or $ 196,669 to $ 282,794 for the period ending June 30, 2000, compared to $ 86,125 for the period ending June 30, 1999. As part of its sales strategy, the Company continued to use low prices as a means to attract new customers to the web site.

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

Plan of Operations

The Company's marketing plans and strategies include:

  * Expanding the product base and linking on-line buyers to suppliers' web sites.
  * Developing brand names that link on-line customers to the Company.
  * Using the Company's web search engine to link to key search words, often brand names, to bring on-line shoppers to the Company web site.
  * Managing the customer database by matching client demographic information to products, and conducting target e-mail campaigns.
  * Working with suppliers to match customers to a supplier's target market.
  * Offering a "weekly specials sheet" to attract buyers to special deals and clear-out sales. This is attractive to both suppliers, who use the feature to move inventory, and on-line buyers looking for special prices.
  * Offering competitive prices.
  * Continuing the "Tell-A-Friend" referral program.
  * Continuing to sponsor a professional bike racing team.
  * Publishing bi-monthly brochures and mailing to customer base.
  * Continuing telephone customer service.
  * Enter new markets via new online storefronts.

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

The Company has applied for trademark protection in Canada for the brand name "Airbomb", and anticipates filing for trademark protection in the United States for the same brand name. The Company is the owner of the web site domain names http://www.airbomb.com and http://www.sunbomb.com and maintenance fees for the
----------------------     ----------------------
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

AIRBOMB.COM INC.



Date: September 6, 2000


By:     /s/ David Houston
    ------------------------------------------------------
     DAVID HOUSTON, Director, President