Form 10QSB
period 2000-09-30
AIRBOMB COM INC
filed 2000-11-20
CIK 1120380

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2000

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                   to
                               -------------------   --------------------

      Commission File Number     0-31197
                            ----------------------


                              Airbomb.com Inc.
    ------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)

           Delaware                                    51 - 0401121
---------------------------------             ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


Suite 505 - 1155 Robson Street
Vancouver, British Columbia, Canada                    V6E 1B5
-----------------------------------           ----------------------------------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:     604-689-1659
                                               ---------------------------------

    ------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,143,462 Shares of $.001 par value Class A Common Stock outstanding as of September 30, 2000.

                      PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders" equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending March 31, 2001.

                                  AIRBOMB.COM INC.
                       (Formerly Airbomb.com Marketing Ltd.)


                         CONSOLIDATED FINANCIAL STATEMENTS


                                 SEPTEMBER 30, 2000
                                     (Unaudited)
                              (Stated in U.S. Dollars)

                                  AIRBOMB.COM INC.
                       (Formerly Airbomb.com Marketing Ltd.)

                             CONSOLIDATED BALANCE SHEET
                                     (Unaudited)
                              (Stated in U.S. Dollars)

--------------------------------------------------------------------------------
                                                        SEPTEMBER 30    MARCH 31
                                                             2000         2000
--------------------------------------------------------------------------------

ASSETS
Current
   Cash                                               $    55,902   $   267,050
   Accounts receivable                                     42,880        32,154
   Inventory                                              143,303       141,106
   Prepaid expenses and deposits                           31,645        11,566
                                                      --------------------------
                                                          273,730       451,876
Capital Assets (Note 3)                                    96,565        93,745
                                                      --------------------------
                                                      $   370,295   $   545,621
================================================================================

LIABILITIES
Current
   Accounts payable and accrued liabilities           $    91,353   $   103,247
   Current portion of loans and advances payable           63,721        70,650
                                                      --------------------------
                                                          155,074       173,897

Loans And Advances Payable (Note 4)                          -           17,149
                                                      --------------------------
                                                          155,074       191,046
                                                      --------------------------

SHARE CAPITAL AND DEFICIT

Share Capital (Note 5)
   Authorized:
     100,000,000 common shares, par value
      of $0.001 per share
   Issued and Outstanding:
     11,143,462 common shares at September 30,
      2000 and
     8,315,462 common shares at March 31, 2000            853,112       179,610

Special Warrants (Note 6)
   Issued and Outstanding:
     1,500,000 special warrants at September 30, 2000
      and
     3,320,000 special warrants at March 31, 2000         367,080       700,898

Deficit                                                (1,004,971)     (525,933)
                                                      --------------------------
                                                          215,221       354,575
                                                      --------------------------

                                                      $   370,295   $   545,621
================================================================================

                                  AIRBOMB.COM INC.
                       (Formerly Airbomb.com Marketing Ltd.)
                  CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                    (Unaudited)
                              (Stated in U.S. Dollars)

--------------------------------------------------------------------------------
                                THREE        THREE         SIX          SIX
                                MONTHS       MONTHS       MONTHS       MONTHS
                                ENDED        ENDED        ENDED        ENDED
                             SEPTEMBER 30 SEPTEMBER 30 SEPTEMBER 30 SEPTEMBER 30
                                2000         1999         2000         1999
--------------------------------------------------------------------------------

Sales                        $   243,816  $    88,741  $   572,270  $   181,860

Cost Of Sales
   Opening inventory             211,790      158,994      141,106       54,468
   Purchases                     166,825       79,194      520,303      269,845
   Less: Ending inventory       (143,303)    (141,130)    (143,303)    (141,130)
                             ---------------------------------------------------
   Cost of sales                 235,312       97,058      518,106      183,183
                             ---------------------------------------------------

Gross Profit                       8,504       (8,317)      54,164       (1,323)
                             ---------------------------------------------------

Expenses
   Advertising and promotion      49,538        3,858       78,520        3,912
   Amortization                    9,126        1,192       17,737        1,635
   Auto and travel                 9,091        4,693       13,908        5,657
   Bad debts                       1,125         -           1,125         -
   Bank charges, interest
    and foreign exchange           3,197        4,616       11,821        7,235
   Consulting                       -           2,356        2,052        4,574
   Corporate finance fee            (320)        -          33,668         -
   Investor relations             31,448         -          71,620         -
   Management fees                 4,995         -          10,087         -
   Office and sundry              14,222        5,256       42,576        7,322
   Professional fees              29,793       13,728       66,069       15,154
   Regulatory and transfer
    agent                          2,307         -           5,355         -
   Rent and utilities             10,294        5,238       17,655        6,281
   Telephone and internet          4,766        5,627       12,133        8,802
   Wages and contract labour      69,319       10,988      148,876       15,909
                             ---------------------------------------------------
                                 238,901       57,552      533,202       76,481
                             ---------------------------------------------------

Loss For The Period             (230,397)     (65,869)    (479,038)     (77,804)

Deficit, Beginning Of Period    (774,574)     (38,610)    (525,933)     (26,675)
                             ---------------------------------------------------
Deficit, End Of Period       $(1,004,971) $  (104,479) $(1,004,971) $  (104,479)
================================================================================

Loss Per Share               $     (0.02) $     (0.01) $     (0.05) $      0.01)
================================================================================

Weighted Average Shares
  Outstanding                 12,435,462          100   10,840,462          100
================================================================================

                                  AIRBOMB.COM INC.
                       (Formerly Airbomb.com Marketing Ltd.)

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                              (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                THREE        THREE         SIX          SIX
                                MONTHS       MONTHS       MONTHS       MONTHS
                                ENDED        ENDED        ENDED        ENDED
                             SEPTEMBER 30 SEPTEMBER 30 SEPTEMBER 30 SEPTEMBER 30
                                2000         1999         2000         1999
--------------------------------------------------------------------------------

Cash Flows From
  Operating Activities
   Loss for the period       $  (230,397) $   (65,869) $  (479,038) $   (77,804)
   Adjustment for:
     Amortization                  9,126        1,192       17,737        1,635
                             ---------------------------------------------------
                                (221,271)     (64,677)    (461,301)     (76,169)
                             ---------------------------------------------------

   Changes in non-cash
    working capital
      (Increase)decrease in
        accounts receivable       (2,071)        -         (10,726)       5,730
      (Increase)decrease in
        inventory                 68,487       17,864       (2,197)     (86,662)
      (Increase)decrease in
        prepaid expenses and
        deposits                 (19,620)      (4,136)     (20,079)      (9,976)
      Increase(decrease) in
        accounts payable and
        accrued liabilities      (81,025)     (25,686)     (11,894)      76,749
                             ---------------------------------------------------
                                (255,500)     (76,635)    (506,197)     (90,328)
                             ---------------------------------------------------

Cash Flows From Investing
  Activity
   Purchase of capital
    assets                       (10,352)     (21,426)     (20,557)     (21,426)
                             ---------------------------------------------------

Cash Flows From Financing
  Activities
   Issue of special warrants     105,332         -         338,190         -
   Issue of common shares           -            -           1,494         -
   Loans payable                   6,001       95,107      (24,078)     108,437
                             ---------------------------------------------------
                                 111,333       95,107      315,606      108,437
                             ---------------------------------------------------

Increase (Decrease) In Cash     (154,519)      (2,954)    (211,148)      (3,317)

Cash, Beginning Of Period        210,421        3,624      267,050        3,987
                             ---------------------------------------------------

Cash, End Of Period          $    55,902  $       670  $    55,902  $       670
================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During the period ended September 30, 2000 the Company issued 2,820,000 common shares on the exercise of 2,820,000 special warrants.

                                  AIRBOMB.COM INC.
                       (Formerly Airbomb.com Marketing Ltd.)

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 SEPTEMBER 30, 2000
                                     (Unaudited)
                               (Stated in U.S. Dollars)

                                      COMMON SHARES                 SPECIAL WARRANTS
                             --------------------------------------------------------------
                                 NUMBER          AMOUNT          NUMBER          AMOUNT          DEFICIT          TOTAL
                             ------------------------------------------------------------------------------------------------
Issue of common shares              100     $           70           -      $       -      $       -       $           70

Loss for the period                -                  -              -              -           (27,694)          (27,694)
                             ------------------------------------------------------------------------------------------------

Balance, March 31, 1998             100                 70           -              -           (27,694)          (27,624)

Net income for the year            -                  -              -              -             1,019             1,019
                             ------------------------------------------------------------------------------------------------

Balance, March 31, 1999             100                 70           -              -           (26,675)          (26,605)

Adjustment to number of
  common shares issued
  and outstanding as a
  result of the reverse
  take-over transaction
   Sports Link Direct
    Marketing Ltd.                 (100)              -              -              -              -                 -
   Airbomb.com Marketing
    Ltd.                      5,412,962               -              -              -              -                 -

Ascribed value of common
  shares and special
  warrants issued in
  connection with the
  acquisition of Sports
  Link Direct Marketing
  Ltd.                        2,300,000             63,479        620,000         35,849           -               99,328

Issue of common shares          602,500            116,061           -              -              -              116,061

Issue of special warrants          -                  -         2,700,000        665,049           -              665,049

Loss for the year                  -                  -              -              -          (499,258)         (499,258)
                             ------------------------------------------------------------------------------------------------

Balance, March 31, 2000       8,315,462            179,610      3,320,000        700,898       (525,933)          354,575

Exercise of special
  warrants                         -                  -        (2,820,000)      (672,008)          -             (672,008)

Issue of common shares        2,828,000            673,502           -              -              -              673,502

Issue of special warrants          -                  -         1,000,000        338,190           -              338,190

Loss for the period                -                  -              -              -          (479,038)         (479,038)
                             ------------------------------------------------------------------------------------------------

Balance, September 30,
  2000                       11,143,462     $     853,112       1,500,000   $    367,080   $ (1,004,971)   $      215,221
                             ================================================================================================

                                  AIRBOMB.COM INC.
                       (Formerly Airbomb.com Marketing Ltd.)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2000
                                    (Unaudited)
                               (Stated in U.S. Dollars)

1.   NATURE OF OPERATIONS

     The unaudited consolidated financial statements as of September 30, 2000 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the March 31, 2000 audited consolidated financial statements and notes thereto.

     Airbomb.com Inc., through its subsidiary, Sports Link Direct Marketing Ltd., is in the business of retailing and wholesaling sporting goods, specifically bicycles and related accessories, through the Internet. Sports Link Direct Marketing Ltd. markets products acquired from a variety of suppliers, and also distributes its own "Airbomb" line of products, which are acquired from established manufacturers and labelled with the Company's "Airbomb" label.

     These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes the realization of assets and discharge of liabilities in the normal course of business. During the period ended September 30, 2000, the Company incurred a loss of $479,038. The Company's ability to continue its operations on a going concern basis is dependent upon obtaining additional financing and the support of creditors. There is no assurance that the Company will be successful in achieving any, or all, of these objectives over the coming year. These financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

                                  AIRBOMB.COM INC.
                       (Formerly Airbomb.com Marketing Ltd.)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2000
                                    (Unaudited)
                               (Stated in U.S. Dollars)


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

                                  AIRBOMB.COM INC.
                       (Formerly Airbomb.com Marketing Ltd.)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2000
                                    (Unaudited)
                               (Stated in U.S. Dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3.   CAPITAL ASSETS

     Capital assets and related accumulated amortization consist of the following:

                         ------------------------------------------- -----------
                                        SEPTEMBER 30                  MARCH 31
                                            2000                         2000
                                        Accumulated     Net Book      Net Book
                             Cost       Amortization      Value         Value
                         ----------------------------------------    -----------

     Computer equipment   $    36,956   $     9,324   $    27,632   $    19,132
     Computer software          5,228         3,018         2,210           256
     Furniture and
       equipment               12,068         1,967        10,101         5,153
                         ----------------------------------------    -----------
                               54,252        14,309        39,943        24,541
                         ----------------------------------------    -----------

     Goodwill                  75,495        18,873        56,622        69,204
                         ----------------------------------------    -----------

                          $   129,747   $    33,182   $    95,565   $    93,745
                         ========================================    ===========

                                  AIRBOMB.COM INC.
                       (Formerly Airbomb.com Marketing Ltd.)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2000
                                    (Unaudited)
                               (Stated in U.S. Dollars)

4.   LOANS AND ADVANCES PAYABLE

                                                   September 30      MARCH 31
                                                  ------------------------------
                                                         2000          1999
                                                  ------------------------------

     Loans payable due May 8, 2001, with
      interest at 12% per  annum commencing
      November 8, 1999                            $      18,189   $      17,149

     Loans payable to a director with no
      specific terms of    repayment, with
      interest at 12% per annum                          45,532          70,650
                                                  ------------------------------
                                                         63,721          87,799

     Less: Current portion                               63,721          70,650
                                                  ------------------------------

                                                  $        -      $      17,149
                                                  ==============================


5.   SHARE CAPITAL

     a) During the period, the Company changed its authorized capital to 100,000,000 shares with a par value of $0.001, and the Company became domesticated as a Delaware Corporation.

     b) As at September 30, 2000, there were outstanding incentive stock options for the purchase of:
           170,000 shares at $0.50 CDN to January 27, 2005
           105,000 shares at $0.50 CDN to January 28, 2005
           167,000 shares at $0.45 CDN to November 11, 2004
           158,000 shares at $0.28 CDN to December 20, 2004
           105,000 shares at $0.50 CDN to March 1, 2005
           100,000 shares at $0.50 CDN to January 25, 2005
            25,000 shares at $0.50 CDN to February 18, 2005
            10,000 shares at $0.29 CDN per share to April 8, 2004
            25,000 shares at $0.49 CDN per share to June 8, 2005
            15,000 shares at $0.49 CDN per share to June 8, 2002

     c) As at September 30, 2000 there were outstanding share purchase warrants for the purchase of:
           700,000 shares at $0.17 CDN per share to October 30, 2000 1,500,000 shares at $0.50 CDN per share to January 5, 2001 or at $0.75 CDN per share to January 5, 2002
         1,200,000 shares at $0.50 CDN per share to February 21, 2001 or at $0.65 CDN per share to February 21, 2002

                                  AIRBOMB.COM INC.
                       (Formerly Airbomb.com Marketing Ltd.)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2000
                                    (Unaudited)
                               (Stated in U.S. Dollars)

6.   SPECIAL WARRANTS

     a) As at September 30, 2000, the Company has 500,000 special warrants outstanding which were issued in connection with the Sports Link Direct Marketing Ltd. acquisition. These special warrants are exercisable without additional consideration into 500,000 common shares.

     b) As at September 30, 2000 the Company has 1,000,000 special warrants outstanding which were issued pursuant to a private placement at $0.50 CDN per special warrant. Each special warrant is exercisable without additional consideration into one common share and one share purchase warrant entitling the holder to purchase an additional common share at $0.55 CDN per share to July 17,2002.

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

8.   RELATED PARTY TRANSACTIONS

     During the period, the following amounts were paid to parties not dealing at arm's length with the Company:

     a) Companies controlled by a director were paid $24,210 for office rent and administrative support services.

     b) The Company's president was paid wages totalling $30,000.

9.   SUBSEQUENT EVENTS

     Subsequent to September 30, 2000.

     a) The Company issued 700,000 common shares for cash consideration of $80,027 on the exercise of the 700,000 share purchase warrants at $0.17 CDN as described in note 5(c).

     b) The Company issued 1,000,000 common shares on the exercise of the special warrants described in note 6(b).

     c) The Company granted incentive stock options for the purchased of up to 453,500 common shares at $0.45 CDN per share to October 2, 2005.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

See attached Notice of Annual General Meeting of Stockholders held September 20, 2000 for the following purposes:
     a.   To receive the report of the directors;
     b. To receive audited financial statements of the Company for the fifteen month period ending March 31, 2000;
     c.   To appoint the auditor for the Company;
     d.   To elect directors for the ensuing year;
     e.   To consider and to amend stock options held by insiders.

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

The Company has applied for trademark protection in Canada and the United States for the brand name "Airbomb. The Company has four web sites. The primary marketing of bicycles, bicycle components and outdoor sporting equipment is conducted at www.airbomb.com; sunglass sales are conducted at www.sunbomb.com;
             ---------------                                  ---------------
and cycling products are marketed in Canada at http://store.airbomb.com/Can.
                                               ----------------------------
The fourth web site is a secure, password-protected site for wholesale transactions.

The second quarter of fiscal 2001 ended September 2000 with the achievement of a number of major milestones. The Company continued to grow rapidly during this quarter. The Company expanded on its core strength with the importation of a number of containers carrying items directly purchased from overseas manufacturers. The Company moved into an expanded warehouse in Point Roberts, Washington, to accommodate the inventory. Access to this type of supply chain buying represents Airbomb.com's key competitive advantage and, for the first time, it had a substantial impact on both sales and gross profit during this quarter.

Continued marketing efforts directed towards B2B customers produced exponential growth in that sector, in part evidenced by an order from Mazda USA that had over 160 different Mazda dealerships receiving bikes assembled by Airbomb.com. The ability to provide private label branded bikes to retailers and other resellers in custom quantity production runs has been well received. The offering has been recognized by resellers as innovative, unique and profitable. The Company feels its competitive advantage will be most successful in the B2B category and that the potential for further growth is great. Resellers within Airbomb.com's market are eager to develop these new supply channels. The password-protected website directly responds to this demand.

A sample e-mail broadcast to a rented list of opt-in, permission defined consumers produced an above industry response rate as well as an increase in daily website user sessions that has been maintained.

The Company has seen a marked increase in the proportion of its sales that are processed purely through the internet versus those sales transacted by phone or other means. This is seen as support for management's recognition that its market segment is a proven early adopter of online buying than are those for other segments such as groceries, furniture, etc. The Company's customers do not have to be enticed online; they are already there. This provides some distance from the risk associated with the rate at which the general public embraces online buying.

Other upgrades were made throughout the website as a reflection of the expanded product offering and software upgrades. A concomitant growth in the company's website traffic saw the benchmark of 1 million hits per month eclipsed.

This quarter saw a growth in the Company's marketing efforts in ways management feels offers both value and results. This included the development of an international racing team outfitted with team uniforms, a focused promotion of the referral program. As well, the Company entered into an agreement with Cybersurf, a major Canadian ISP, for a large-scale promotion directly to that company's customer base. Canadian sales have seen a corresponding jump and, at present, Airbomb.com dominates the Canadian market for online cycling sales.

Results of Operations

Three Months Ended September 30, 2000 and September 30,1999.

Sales increased by 174.8 % or $ 155,075 to $ 243,816 during the period ending September 30, 2000 compared to $ 88,741 for the period ending September 30, 1999. This increase was due to a higher level of sales through the Company's web site.

Cost of goods sold increased by 142.4 % or $ 138,254 to $ 235,312 for the period ending September 30, 2000, compared to $ 97,058 for the period ending September 30, 1999. As part of its sales strategy, the Company continued to use low prices as a means to attract new customers to the web site.

Inventory increased slightly by 1.56 % or $ 2,197 to $ 143,303 for the period ending September 30,2000, compared to $ 141,106 for the period ending September 30, 1999. Inventory levels are up slightly over the past year.

General and administrative expenses increased by 31.5 % or $ 181,349 to $ 238,901 for the period ending September 30, 2000 compared to $ 57,552 for the period ending September 30, 1999. The Company incurred higher costs in every category primarily due to the acquisition of Sportslink Direct Marketing Ltd., because of the process and expense of becoming a public company (listed on the Canadian Venture Exchange) and by re-domiciling the Company into Delaware.

Advertising and Promotion increased by 118.4 % or $ 45,680 to $49,538 for the period ending September 30, 2000 compared to 3,858 for the period ending September 30, 1999.

Amortization costs rose $ 7,934 to $ 9,126 for the period ending September 30, 2000 compared to $ 1,192 for the period ending September 30, 1999 and relates to the amount of goodwill created as a result of the Sportslink acquisition. Interest and foreign exchange decreased slightly by $1,419 to $ 3,197 for the period ending September 30, 2000 compared to $ 4,616 for the period ending September 30, 1999. This is as a result of the loss on conversion from Canadian to U.S. dollars advanced to fund the operations of Sportslink and expansion of the business operations.

Investor relations is a new expense category now that the Company is a publicly-traded company. For the three month period ending September 30, 2000, the Company incurred expenses of $ 31,448.

Office and Sundry costs increased by 433.9 % or $ 8,966 to $ 14,222 for the period ending September 30, 2000 compared to 2,066 for the period ending September 30, 1999. These expenses support the increased costs of being a public company and expansion of the business operations.

Professional fees increased 117.0 % or $ 16,065 to $ 29,793 for the period ending September 30, 2000 compared to $ 13,728 for the period ending September 30, 1999. Again, these expenses included the increased legal and accounting costs of being a public company and the expansion of the business operations.

Wages and contract labor increased 630 % or $58,331 to $69,319 for the period ending September 30, 2000 compared to $10,988 for the period ending September 30, 1999. The increase in staff was necessary to support the Company's expansion.

Plan of Operations

The Company's marketing plans and strategies include:

-   Expanding the product base and continuing to upgrade the web site.
-   Developing brand names that link on-line customers to the Company.
- Upgrading web search engine results for key search words, often brand names, that bring on-line shoppers directly to the Company web site.
- Expanding the customer database by developing addtional opt-in subscription strategies
-   Purchasing/renting other highly qualified opt-in subscriber lists.
-   Working with suppliers to match customers to a supplier's target market.
- Enhancing the "weekly specials sheet" to attract buyers to special deals and clear-out sales. This has proven attractive to both suppliers, who use the feature to move inventory, and on-line buyers looking for special prices.
-   Offering competitive prices relative to the online channel.
- Expanding the "Tell-A-Friend" referral program through support materials provided to motivated customers.
-   Continuing to sponsor a professional bike racing team.
-   Publishing bi-monthly brochures and mailing to customer base.
- Continuing with sales force training programs to enhance telephone customer service.
-   Enter new markets via new online storefronts.

To be successful, the Company will have to develop marketing, brand development and sales on a rapidly expanding basis. There is no guarantee that the Company will be successful in managing such a complex strategy of marketing and sales or that the Company will be able to do so soon enough to be successful.

The Company intends to derive substantially all of its revenues from the sale of goods using the Internet as the chief instrument of transaction. The Company's ability to generate revenues will depend upon, among other factors, consumers' acceptance of the Web as an attractive and sustainable medium, and development of a large base of repeat customers for the Company's products. In addition, there is intense competition in the sale of goods and services on the Internet, which makes it difficult to project the future levels of Internet revenues that will be realized generally or by any specific company.

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

AIRBOMB.COM INC.



Date: November 20, 2000


By:     /s/ David Houston
    -----------------------------------------
    DAVID HOUSTON, Director, President