Form 10QSB
period 2000-12-31
AIRBOMB COM INC
filed 2001-02-07
CIK 1120380

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                    FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 31, 2000

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                     to
                                --------------------   ------------------------

      Commission File Number              0-31197
                               -----------------------------


                                  Airbomb.com Inc.
--------------------------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

        Delaware                                             51 - 0401121
----------------------------------             ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


Suite 505 - 1155 Robson Street
Vancouver, British Columbia, Canada                          V6E 1B5
----------------------------------             ---------------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:     604-689-1659
                                               ---------------------------------


     -----------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,843,462 Shares of $.001 par value Class A Common Stock outstanding as of December 31, 2000.

                           PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders" equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2000 are not necessarily indicative of the results that can be expected for the year ending March 31, 2001.

                                  AIRBOMB.COM INC.
                         (Formerly Airbomb.com Marketing Ltd.)


                           CONSOLIDATED FINANCIAL STATEMENTS


                                 DECEMBER 31, 2000
                                     (Unaudited)
                             (Stated in U.S. Dollars)

                                  AIRBOMB.COM INC.
                         (Formerly Airbomb.com Marketing Ltd.)

                              CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                               (Stated in U.S. Dollars)

--------------------------------------------------------------------------------
                                                    DECEMBER 31       MARCH 31
                                                       2000             2000
--------------------------------------------------------------------------------

ASSETS
Current
    Cash                                            $     51,501   $    267,050
    Accounts receivable                                   18,735         32,154
    Inventory                                            121,274        141,106
    Prepaid expenses and deposits                         10,052         11,566
                                                    ----------------------------
                                                         201,562        451,876

Capital Assets (Note 3)                                   88,221         93,745
                                                    ----------------------------
                                                    $    289,783   $    545,621
================================================================================

LIABILITIES
Current
    Accounts payable and accrued liabilities        $    113,580   $    103,247
    Current portion of loans and advances payable         49,070         70,650
                                                    ----------------------------
                                                         162,650        173,897

Loans And Advances Payable (Note 4)                         -            17,149
                                                    ----------------------------
                                                         162,650        191,046
                                                    ----------------------------

SHARE CAPITAL AND DEFICIT

Share Capital (Note 5)
   Authorized:
    100,000,000 common shares, par value of $0.001
     per share
   Issued and Outstanding:
    12,843,462 common shares at September 30, 2000
     and
    8,315,462 common shares at March 31, 2000          1,271,329        179,610

Special Warrants (Note 6)
   Issued and Outstanding:
    500,000 special warrants at December 31,
     2000 and
    3,320,000 special warrants at March 31, 2000          28,890        700,898

Deficit                                               (1,173,086)      (525,933)
                                                    ----------------------------
                                                         127,133        354,575
                                                    ----------------------------

                                                    $    289,783   $    545,621
================================================================================

                                  AIRBOMB.COM INC.
                         (Formerly Airbomb.com Marketing Ltd.)

                     CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                     (Unaudited)
                             (Stated in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                        DECEMBER 31                               DECEMBER 31
                                                  2000              1999                    2000             1999
-------------------------------------------------------------------------------------------------------------------------
Sales                                        $       227,464   $        85,766           $      799,734   $      267,626

Cost Of Sales
    Opening inventory                                143,303           141,130                  141,106           54,468
    Purchases                                        187,303            77,378                  707,606          347,223
    Less: Ending inventory                          (121,274)          (65,748)                (121,274)         (65,748)
                                             ----------------------------------------------------------------------------
    Cost of sales                                    209,332           152,760                  727,438          335,943
                                             ----------------------------------------------------------------------------

Gross Profit (Loss)                                   18,132           (66,994)                  72,296          (68,317)
                                             ----------------------------------------------------------------------------

Expenses
    Advertising and promotion                          3,984             7,695                   82,504           11,607
    Amortization                                       9,237             2,148                   26,974            3,783
    Auto and travel                                    4,624             3,009                   18,532            8,666
    Bad debts                                           -                 -                       1,125             -
    Bank charges, interest and foreign exchange          (88)           12,171                   11,733           19,406
    Consulting                                        13,076             7,678                   15,128           12,252
    Corporate finance fee                               -                 -                      33,668             -
    Investor relations                                12,402              -                      84,022             -
    Management fees                                    5,098              -                      15,185             -
    Office and sundry                                 11,534               488                   54,110            7,810
    Professional fees                                 41,291             7,530                  107,360           22,684
    Regulatory and transfer agent                      2,661              -                       8,016             -
    Rent and utilities                                11,175             4,324                   28,830           10,605
    Telephone and internet                             3,815             6,028                   15,948           14,830
    Wages and contract labour                         67,438            58,821                  216,314           74,730
                                             ----------------------------------------------------------------------------
                                                     186,247           109,892                  719,449          186,373
                                             ----------------------------------------------------------------------------

Loss For The Period                                 (168,115)         (176,886)                (647,153)        (254,690)

Deficit, Beginning Of Period                      (1,004,971)         (104,479)                (525,933)         (26,675)
                                             ----------------------------------------------------------------------------

Deficit, End Of Period                       $    (1,173,086)  $      (281,365)          $   (1,173,086)  $     (281,365)
=========================================================================================================================

Loss Per Share                               $         (0.01)  $         (0.02)          $        (0.06)  $        (0.03)
=========================================================================================================================

Weighted Average Shares Outstanding               11,993,462         8,014,212               10,955,462        8,014,212
=========================================================================================================================

                                  AIRBOMB.COM INC.
                         (Formerly Airbomb.com Marketing Ltd.)
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)
                             (Stated in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                        DECEMBER 31                               DECEMBER 31
                                                  2000              1999                    2000             1999
-------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
    Loss for the period                      $      (168,115)  $      (176,886)          $     (647,153)  $     (254,690)
    Adjustment for:
       Amortization                                    9,237             2,148                   26,974            3,783
                                             ----------------------------------------------------------------------------
                                                    (158,878)         (174,738)                (620,179)        (250,907)
                                             ----------------------------------------------------------------------------

Changes in non-cash working capital items:
    (Increase) Decrease in accounts
      receivable                                      24,145           (11,796)                  13,419           (6,066)
    (Increase) Decrease in inventory                  22,029            75,382                   19,832          (11,280)
    (Increase) Decrease in prepaid expenses
      and deposits                                    21,593            79,683                    1,514           69,707
    Increase (Decrease) in accounts payable
      and accrued liabilities                         22,227           (99,884)                  10,333          (23,135)
                                             ----------------------------------------------------------------------------
                                                     (68,884)         (131,353)                (575,081)        (221,681)
                                             ----------------------------------------------------------------------------

Cash Flows From Investing Activities
    Purchase of capital assets                          (893)             (997)                 (21,450)         (22,423)
    Acquisition of subsidiary, net of
      cash acquired                                     -              (32,852)                    -             (32,852)
                                             ----------------------------------------------------------------------------
                                                        (893)          (33,849)                 (21,450)         (55,275)
                                             ----------------------------------------------------------------------------

Cash Flows From Financing Activities
    Issue of special warrants                           -                 -                     338,190             -
    Issue of common shares                            80,027              -                      81,521             -
    Loans payable                                    (14,651)          176,415                  (38,729)         284,852
                                             ----------------------------------------------------------------------------
                                                      65,376           176,415                  380,982          284,852
                                             ----------------------------------------------------------------------------

Increase (Decrease) In Cash                           (4,401)           11,213                 (215,549)           7,896

Cash, Beginning Of Period                             55,902               670                  267,050            3,987
                                             ----------------------------------------------------------------------------

Cash, End Of Period                          $        51,501   $        11,883           $       51,501   $       11,883
=========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During the period ended December 31, 2000, the Company issued 3,820,000 common shares on the exercise of 3,820,000 special warrants.

                                  AIRBOMB.COM INC.
                         (Formerly Airbomb.com Marketing Ltd.)
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 DECEMBER 31, 2000
                                     (Unaudited)
                             (Stated in U.S. Dollars)

                                      COMMON SHARES                SPECIAL WARRANTS
                                 --------------------------------------------------------
                                  NUMBER         AMOUNT        NUMBER           AMOUNT            DEFICIT            TOTAL
                                 ----------------------------------------------------------------------------------------------
Issue of common shares                 100    $          70        -          $       -          $       -        $         70

Loss for the period                   -                -           -                  -               (27,694)         (27,694)
                                -----------------------------------------------------------------------------------------------

Balance, March 31, 1998                100               70        -                  -               (27,694)         (27,624)

Net income for the year               -                -           -                  -                 1,019            1,019
                                -----------------------------------------------------------------------------------------------

Balance, March 31, 1999                 100              70        -                  -               (26,675)         (26,605)

Adjustment to number of
  common shares issued and
  outstanding as a result of
  the reverse take-over
  transaction
    Sports Link Direct
     Marketing Ltd.                    (100)           -           -                  -                  -                -
    Airbomb.com Marketing
     Ltd.                         5,412,962            -           -                  -                  -                -

Ascribed value of common
  shares and special warrants
  issued in connection with
  the acquisition of Sports
  Link Direct Marketing Ltd.      2,300,000          63,479     620,000             35,849               -              99,328

Issue of common shares              602,500         116,061        -                  -                  -             116,061

Issue of special warrants              -               -      2,700,000            665,049               -             665,049

Loss for the year                      -               -           -                  -              (499,258)        (499,258)
                                -----------------------------------------------------------------------------------------------

Balance, March 31, 2000           8,315,462         179,610   3,320,000            700,898           (525,933)         354,575

Exercise of special warrants           -               -     (2,820,000)          (672,008)              -            (672,008)

Issue of common shares            4,528,000       1,091,719        -                  -                  -           1,091,719

Issue of special warrants              -               -      1,000,000            338,190               -             338,190

Exercise of special warrants           -               -     (1,000,000)          (338,190)              -            (338,190)

Loss for the period                    -               -           -                  -              (647,153)        (647,153)
                                -----------------------------------------------------------------------------------------------

Balance, December 31, 2000      12,843,462    $   1,271,329     500,000       $     28,890       $ (1,173,086)    $    127,133
                                ===============================================================================================

                                  AIRBOMB.COM INC.
                         (Formerly Airbomb.com Marketing Ltd.)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  DECEMBER 31, 2000
                                     (Unaudited)
                               (Stated in U.S. Dollars)


1.   NATURE OF OPERATIONS

     The unaudited consolidated financial statements as of December 31, 2000 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the March 31, 2000 audited consolidated financial statements and notes thereto.

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

     These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes the realization of assets and discharge of liabilities in the normal course of business. During the period ended December 31, 2000, the Company incurred a loss of $647,153. The Company's ability to continue its operations on a going concern basis is dependent upon obtaining additional financing and the support of creditors. There is no assurance that the Company will be successful in achieving any, or all, of these objectives over the coming year. These financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.


2.   SIGNIFICANT ACCOUNTING POLICIES

     a) Consolidation

        These financial statements include the accounts of the Company and its wholly owned Canadian subsidiary, Sports Link Direct Marketing Ltd.

     b) Inventory

        Inventory is recorded at the lower of cost and net realizable value.

                                  AIRBOMB.COM INC.
                         (Formerly Airbomb.com Marketing Ltd.)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  DECEMBER 31, 2000
                                     (Unaudited)
                               (Stated in U.S. Dollars)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                  AIRBOMB.COM INC.
                         (Formerly Airbomb.com Marketing Ltd.)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  DECEMBER 31, 2000
                                     (Unaudited)
                               (Stated in U.S. Dollars)

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

     j) Earnings Per Share

        Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Fully diluted loss per share is not presented as it is anti-dilutive.

                                  AIRBOMB.COM INC.
                         (Formerly Airbomb.com Marketing Ltd.)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  DECEMBER 31, 2000
                                     (Unaudited)
                               (Stated in U.S. Dollars)

3.   CAPITAL ASSETS

     Capital assets and related accumulated amortization consist of the following:

                            ------------------------------------   -------------
                                          DECEMBER 31                 MARCH 31
                                              2000                      2000
                                          Accumulated   Net Book      Net Book
                                  Cost   Amortization    Value         Value
                            -------------------------------------  -------------
     Computer equipment     $   37,129   $   11,315    $   25,814    $   19,132
     Computer software           5,425        3,474         1,951           256
     Furniture and equipment    12,591        2,466        10,125         5,153
                            -------------------------------------  -------------
                                55,145       17,255        37,890        24,541

     Goodwill                   75,495       25,164        50,331        69,204
                            -------------------------------------  -------------

                            $  130,640   $   42,419    $   88,221    $   93,745
                            =====================================   ============


4.   LOANS AND ADVANCES PAYABLE

                                                        DECEMBER         MARCH
                                                           31             31
                                                          2000           1999
                                                    ----------------------------

     Loans payable due May 8, 2001, with
     interest at 12% per annum commencing
     November 8, 1999                                $    16,902    $    17,149

     Loans payable to a director with no
     specific terms of    repayment, with
     interest at 12% per annum                            32,168         70,650
                                                    ----------------------------
                                                          49,070         87,799

     Less: Current portion                                49,070         70,650
                                                    ----------------------------
                                                     $      -       $    17,149
                                                    ============================

                                  AIRBOMB.COM INC.
                         (Formerly Airbomb.com Marketing Ltd.)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  DECEMBER 31, 2000
                                     (Unaudited)
                               (Stated in U.S. Dollars)

5.  SHARE CAPITAL

     a) During the period, the Company changed its authorized capital to 100,000,000 shares with a par value of $0.001, and the Company became domesticated as a Delaware Corporation.

     b) As at December 31, 2000, there were outstanding incentive stock options for the purchase of:
           170,000 shares at $0.50 CDN to January 27, 2005
           105,000 shares at $0.50 CDN to January 28, 2005
           135,000 shares at $0.45 CDN to November 11, 2004
            98,000 shares at $0.28 CDN to December 20, 2004
           105,000 shares at $0.50 CDN to March 1, 2005
           100,000 shares at $0.50 CDN to January 25, 2005
            25,000 shares at $0.50 CDN to February 18, 2005
            10,000 shares at $0.29 CDN per share to April 8, 2004 25,000 shares at $0.49 CDN per share to June 8, 2005
            15,000 shares at $0.49 CDN per share to June 8, 2002 226,000 shares at $0.45 CDN per share to October 2, 2005 185,000 shares at $0.45 CDN per share to October 2, 2002

     c) As at December 31, 2000 there were outstanding share purchase warrants for the purchase of:
         1,500,000 shares at $0.50 CDN per share to January 5, 2001 or at $0.75 CDN per share to January 5, 2002
         1,200,000 shares at $0.50 CDN per share to February 21, 2001 or at $0.65 CDN per share to February 21, 2002

6.   SPECIAL WARRANTS

     As at December 31, 2000, the Company has 500,000 special warrants outstanding which were issued in connection with the Sports Link Direct Marketing Ltd. acquisition. These special warrants are exercisable without additional consideration into 500,000 common shares.

7.   FINANCIAL INSTRUMENTS

     The carrying amounts for cash, accounts receivable, prepaid expenses and deposits, accounts payable and accrued liabilities, and loans and advances payable approximate their respective fair values due to their short term maturity or capacity of prompt liquidation.

                                  AIRBOMB.COM INC.
                         (Formerly Airbomb.com Marketing Ltd.)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  DECEMBER 31, 2000
                                     (Unaudited)
                               (Stated in U.S. Dollars)

8.   RELATED PARTY TRANSACTIONS

     During the period, the following amounts were paid to parties not dealing at arm's length with the Company:

     a) Companies controlled by a director were paid $54,000 for office rent and administrative support services.

     b) The Company's president was paid wages totalling $46,156.

9.   SUBSEQUENT EVENTS

     a) Subsequent to December 31, 2000, the Company granted incentive stock options for the purchase of up to 75,000 common shares at $0.25 per share to January 15, 2006.

     b) Subsequent to December 31, 2000, the exercise price of the 1,500,000 share purchase warrants described in Note 5(c) was reduced from $0.75 to $0.41 per share to January 5, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Airbomb.com Inc., through its wholly-owned subsidiary, Sportslink Direct Marketing Ltd., is an internet retailer/wholesaler of sporting goods, primarily bicycles and related parts and accessories. Because of the Company's unique relationship with original equipment manufacturers (OEMs), it is able to acquire a variety of products at preferential prices and sell them to wholesalers, distributors or consumers at a significant discount. The Company has developed strong relationships with some of the largest component manufacturers in Asia and North America. The retail market in the United States for bicycles and related parts and accessories is approximately U.S. $5.4 billion, and globally is U.S. $25 billion.

The Company has applied for trademark protection in Canada and the United States for the brand name "Airbomb. The Company has four web sites. The primary marketing of bicycles, bicycle components and outdoor sporting equipment is conducted at www.airbomb.com; sunglass sales are conducted at www.sunbomb.com;
             ---------------                                  ---------------
and cycling products are marketed in Canada at http://store.airbomb.com/Can. The
                                               ----------------------------
fourth web site is a secure, password-protected site for wholesale transactions. The company supports various other internet retailer "web stores" by acting as a virtual store and completing any transactions (sales) generated. In this fashion airbomb.com is the "store behind the store". An example of this can be seen at NSMB.com.

Continued marketing efforts directed towards B2B customers produced exponential growth in that sector. The company has worked to be qualified as a manufacturer in the cycling industry and as such gained access to lower OEM prices from numerous important suppliers. This has strengthened the ability to provide private label branded bikes to retailers and other resellers. The password-protected website directly responds to this demand. The private label concept is new to this industry and has been recognized by resellers as innovative, unique and profitable. The Company feels its competitive advantage will be most successful in the B2B category and by Q2 of 2001 this categories sales will exceed B2C sales. A new Canadian based production facility assembles components purchased in bulk into high quality bicycles. These completed bikes are either labeled according to the request of the retailer or sold direct to consumers under the well-known "Nuke Proof" name.

Airbomb.com has outlasted hundreds of well-financed e-tailers largely through the use of inexpensive marketing methods. Weekly email "specials" are broadcast to an increasing number of opt-in users. Custom software helps the "tell-a-friend" program track referrals and encourage word-of-mouth about the Company. At present the company has links on a record number of other sites ranging from simple customer personal sites to those of large manufacturers. In the last 90 days the Company has attracted new customers by linking items placed on popular auction sites through to the airbomb.com store. A firm specializing in maintaining the simultaneous presence of individual items on multiple auction sites has proved extremely effective. During the last quarter the company enjoyed greater web traffic than ever before.

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

Airbomb.com dominates the Canadian market for online cycling sales, Q3 results are estimated to be 10 times larger than the closed competitor.

Results of Operations

Nine months ended December 31, 2000 and December 31, 1999.

Sales increased by 198.8 % or $532,108 to $ 799,734 during the period ending December 31, 2000 compared to $ 267,626 for the period ending December 31, 1999. This increase was due to a higher level of sales through the Company's web site as well as increased performance from the Company's Business to Business website.

Cost of goods sold increased by 116.5 % or $ 391,495 to $ 727,438 for the period ending December 31, 2000, compared to $ 335,943 for the period ending December 31, 1999. The cost of goods sold increased as the sales volume increased

Inventory increased by 84.4 % or $ 55,526 to $ 121,274 for the period ending December 31,2000, compared to $ 65,748 for the period ending December 31, 1999. Inventory levels are up over the past year as a result of the increase in sales and to facilitate timely product deliveries.

General and administrative expenses increased by 286.0 % or $ 533,076 to $ 719,449 for the period ending December 31, 2000 compared to $ 186,373 for the period ending December 31, 1999. The Company incurred higher costs in every category primarily due to the expense of being a public company (listed on the Canadian Venture Exchange and OTC Bulletin Board) along with an increase in sales.

Advertising and Promotion increased by 610.8 % or $ 70,897 to $ 82,504 for the period ending December 31, 2000 compared to $ 11,607 for the period ending December 31, 1999.

Amortization costs rose $ 23,191 to $ 26,974 for the period ending December 31, 2000 compared to $ 3,783 for the period ending December 31, 1999 and relates to the amount of goodwill created as a result of the Sportslink acquisition. Interest and foreign exchange decreased $ 7,673 to $11,733 for the period ending December 31, 2000 compared to $ 19,406 for the period ending December 31, 1999. This is as a result of the loss on conversion from Canadian to U.S. dollars advanced to fund the operations of Sportslink and expansion of the business operations.

Investor relations is a new expense category now that the Company is a publicly-traded company. For the nine month period ending December 31, 2000, the Company incurred expenses of $84,022.

Office and Sundry costs increased by 592.8 % or $ 46,300 to $ 54,110 for the period ending December 31, 2000 compared to 7,810 for the period ending December 31, 1999. These expenses support the increased costs of being a public company and expansion of the business operations.

Professional fees increased 373.2 % or $ 84,676 to $ 107,360 for the period ending December 31, 2000 compared to $ 22,684 for the period ending December

31, 1999. Again, these expenses included the increased legal and accounting costs of being a public company and the expansion of the business operations.

Wages and contract labor increased 189.4 % or $ 141,584 to $ 216,314 for the period ending December 31, 2000 compared to $ 74,730 for the period ending December 31, 1999. The increase in staff was necessary to support the Company's expansion.

Plan of Operations

The Company's marketing plans and strategies include:

-   Expand into the B to B market through acquisition of a wholesaler
-   Expanding the product base and continuing to upgrade the web site.
-   Developing brand names that link on-line customers to the Company.
-   Launch a new brand of bicycles with a name TBA
- Upgrading web search engine results for key search words, often brand names, that bring on-line shoppers directly to the Company web site.
- Expanding the customer database by developing additional opt-in subscription strategies
-   Purchasing/renting other highly qualified opt-in subscriber lists.
-   Working with suppliers to match customers to a supplier's target market.
- Enhancing the "weekly specials sheet" to attract buyers to special deals and clear-out sales. This has proven attractive to both suppliers, who use the feature to move inventory, and on-line buyers looking for special prices.
-   Offering competitive prices relative to the online channel.
- Expanding the "Tell-A-Friend" referral program through support materials provided to motivated customers.
-   Continuing to sponsor a professional bike racing team.
-   Publishing bi-monthly brochures and mailing to customer base.
- Continuing with sales force training programs to enhance telephone customer service.
-   Enter new markets via new online storefronts.

To be successful, the Company will have to develop marketing, brand development and sales on a rapidly expanding basis. There is no guarantee that the Company will be successful in managing such a complex strategy of marketing and sales or that the Company will be able to do so soon enough to be successful.

The Company intends to derive substantially all of its revenues from the sale of goods using the Internet as the chief instrument of transaction. The Company's ability to generate revenues will depend upon, among other factors, consumers' acceptance of the Web as an attractive and sustainable medium, and development of a large base of repeat customers for the Company's products. In addition, there is intense competition in the sale of goods and services on the Internet, which makes it difficult to project the future levels of Internet revenues that will be realized generally or by any specific company

To be successful, the Company plans to continue entering into strategic partnerships with other local, national and international businesses to help in a focused marketing effort and to provide operational support. The Company cannot guarantee that it will be able to find strategic partners who will be available and who are suitable for the Company's needs, or if enough strategic partners can be found to market the Company's products and support its operations.

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

AIRBOMB.COM INC.



Date: February 5, 2001

By:     /s/ David Houston
     -----------------------------------------------
     DAVID HOUSTON, Director, President