Form 10KSB
period 2001-03-31
AIRBOMB COM INC
filed 2001-07-16
CIK 1120380

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                               --------------------

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended     March 31, 2001
                                                  -----------------------

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from           to
                                                     -----------   -------------

Commission file number   0-31197
                         -------



                                Airbomb.com Inc.
              (Exact Name of Registrant as Specified in Its Charter)

DELAWARE                                    51-0401121
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


Suite #11 - 1835 56th Street, Delta, B.C., V4L 2L8
---------------------------------------------------------------
(Address of Principal Executive Offices, Including Postal Code)

(604) 948-9775
---------------------------------------------------------------
(Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of Exchange on Which Registered
     -------------------               ------------------------------------
          None                                    None

Securities registered under Section 12(g) of the Exchange Act:

               Common Stock
--------------------------------------------------------------------------------
            (Title of Each Class)



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
      Yes    X      No
           ------       ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

--------------------------------------------------------------------------------

State issuers revenues for its most recent fiscal year.          $1,027,728
                                                         -----------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     $13,400.00
--------------------------------------------------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

13,343,462
--------------------------------------------------------------------------------

                                AIRBOMB.COM INC.
                                  FORM 10 -KSB
                                TABLE OF CONTENTS



Item 1.      DESCRIPTION OF BUSINESS                                           4

Item 2.      DESCRIPTION OF PROPERTY                                          10

Item 3.      LEGAL PROCEEDINGS                                                10

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              10

Item 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         10

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        11

Item 7.      FINANCIAL STATEMENTS                                             14

Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.                                            27

Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                27

Item 10.     EXECUTIVE COMPENSATION                                           29

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                  30
             AND MANAGEMENT                                                   30

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   30

Item 13.     EXHIBITS, AND REPORTS ON FORM 8-K.                               31

Exhibits:                                                                     31

Signatures                                                                    32

Item 1.          DESCRIPTION OF BUSINESS


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K under "Item 1. Business", "Item 2. Properties", "Item 3. Legal Proceedings", and "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Braden Technologies, a company organized under the laws of Nevada (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; the success (or lack thereof) with respect to the Company's exploration and development operations on its properties; the Company's ability to raise capital and the terms thereof; the acquisition of additional properties; changes in business strategy or development plans; future rental revenues; exploration and other property write-downs as hereinafter defined; the continuity, experience and quality of the Company's management; changes in or failure to comply with government regulations or the lack of government authorization to continue the Company's projects; and other factors referenced in the Form 10-K. The use in this Form 10-K of such words as "believes", "plans", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company, its employees and many other factors including, primarily, its ability to raise additional capital and establishing the economic viability of any of its exploration properties.

General Information

Airbomb.com Inc. ("Airbomb" or the "Company") was originally incorporated on January 22, 1987 in British Columbia, Canada, and was formerly known as Manhattan Mineral Corp., Safety-Ject Medical Products Ltd., Specialty Medical Products Inc., Fedora Industries Inc., and Airbomb.com Marketing Ltd. From its inception through 1997, the Company was mainly engaged in the development and marketing of products for the medical industry. These endeavors did not prove to be particularly successful. In October 1997, the Company changed its name to "Fedora Industries Inc." and sought a new business direction.

In late 1999, the Company acquired Sportslink Direct Marketing Ltd. ("Sportslink"), a private company engaged in the business of retailing sporting goods, specifically bicycles and outdoor sporting goods, through the Internet via its web site located at www.airbomb.com. Sportslink was incorporated on June 19, 1997 and has a short operating history. Sportslink had sales of U.S. $ 346,647 in its first full fiscal year of operation ended March 31, 1999, and had revenues of $ 414,212 for the period ending March 31, 2000 and had revenues of $ 1,027,728 for the fiscal year ended March 31, 2001.

All of the Company's resources are now devoted to the operation and development of the Sportslink business. The following discussion pertains to that business.

On February 16, 2000, the Company's shareholders approved a "continuance" (re-incorporation) from the Province of British Columbia to the State of Delaware and a change of the Company's name to more accurately reflect the business in which it is now engaged. The Company changed its name to Airbomb.com Marketing Ltd. on February 21, 2000. The filing of a certificate of domestication and a certificate of incorporation with the Delaware Secretary of State was completed on May 9, 2000, and the Company is now a Delaware corporation called airbomb.com Inc.

Airbomb's executive offices are located at #11 - 1835 56th Street, Delta, British Columbia, V4L 2L8, telephone number (604) 948-9775. Airbomb also has offices located at 145 Tyee Drive, Point Roberts, Washington 98281.

Airbomb's fiscal year end is March 31.

Airbomb is a public company currently trading on the Canadian Venture Exchange under the symbol: AIR and on the NASD OTC Bulletin Board under the symbol: ABOM

Airbomb markets products, specifically bicycles and related equipment acquired from a variety of suppliers at discount prices. The Company also distributes its own "Airbomb" line of products, which are products acquired at a significant discount from established manufacturers and labeled with the Company's "Airbomb" private label or co-branded. In addition, the Company has commenced Internet sales of premium sunglasses through its www.airbomb.com web site, and has opened a second related e-commerce store at www.sunbomb.com exclusively devoted to the sale of these products. Airbomb has also opened a secure, password-operated web site for business to business ("B2B") e-commerce, catering to sporting goods retailers and other e-commerce sites.

PRINCIPAL PRODUCTS & SERVICES

Airbomb's products are comprised of high-end bicycles and bicycle components, together with a limited line of outdoor sporting goods. The Company offers weekly "specials" comprised of manufacturers' overruns, end-of-season clearance, inventory clearance, or other special deals the Company has arranged with suppliers. Items are sold as a stand-alone special or "bundled" with another item. For example, the Company might offer a 50% discount on a product when purchased concurrently with another product. The specials and bundled offers provide the customer with a buying opportunity not available elsewhere and motivate the customer to consult the Company's web site on a regular basis.

The Company's "Airbomb" line is a private label of standard components supplied by established supply lines and one-off suppliers. The Airbomb label enables established manufacturers to distribute product at price levels not always available through their normal distribution channels and without revealing the component source. The Company's private label also opens a channel of distribution not readily available to small manufacturers.

All sales are made through the Company's web sites. The Company provides telephone support for all of its sales, which the Company believes is key to attracting first-time buyers and establishing credibility with its customers. Much of the Company's success to-date has come from its "Tell-A-Friend" customer referral program, which enables existing customers to earn credits toward future purchases by referring new customers to the Company. The referring customer receives a credit equal to 5% of the value of the new customer's purchase, with the credit applied toward the referring customer's next purchase from the Company.

The Company's bicycle components are supplied by various suppliers, including:
Asama Enterprises Inc. of Richmond, British Columbia; J&B Importers ,Florida, Nuke Proof Industries Inc. of Grand Rapids, Michigan; RockShox of Colorado Springs CO; and Ellsworth Bicycles of Ramona, California.


EMPLOYEES

As of June 30, 2001 the Company had 9 full-time employees and 3 contract or part-time employees.

Strategic Alliances

The Company has strategic alliances with the following key sources of supply:

Asama Enterprises Corporation ("Asama"), Richmond, British Columbia. Asama, which has been in business since 1985, is a distributor to independent bicycle retailers across Canada. Asama's market focus is bicycles for all age groups and includes brand names such as: "Asama", "Rockline", and "DBR - Diamondback Racing". Asama stocks some 1,500 component parts imported primarily from a shareholder-related company, Yuh Jiun Industrial Co. Limited.

Yuh Jiun Industrial Co. Limited ("YJ"), Taipei, Taiwan. YJ is reported to be the third largest bicycle manufacturer in Asia and has been in business since 1952. YJ distributes throughout Asia and to mass merchandise accounts in North America. Toys-R-Us is reportedly this company's largest U.S. account. Canada is supplied through Asama.

YJ manufactures approximately 600,000 units per annum and has plants in Taipei, Taiwan and Tokyo, Japan. Brand names include: "Asama"; "DBR - Diamondback Racing"; and "Rockline". Beginning in the year 2000, YJ will distribute "Kuwahara", a Japanese bike line. YJ is more of an assembly company rather than a pure manufacturer, as components are purchased and bikes assembled to order. Major component suppliers include Shimano, Titec, Tioga, Mavic and USE.

Ellsworth Bicycles, ("Ellsworth") Ramona, California. Ellsworth is a U.S. manufacturer of high performance bicycles and a major supplier of the company's products. Ellsworth and Airbomb have entered into a joint venture arrangement to supply custom built complete bikes into the U.S. market.

Insera Inc. Indonesia. Insera is a bicycle manufacturer company that is supplying a large percentage of the company's bicycle frames.

Bikes International Inc ("B.I. Inc.). Orlando,Florida. B.I. Inc. and Airbomb have entered into an agreement whereby B.I. Inc finances, warehouses and ships bicycles and related products that airbomb.com designs and markets. This arrangement is identified as a significant development for the Company that management feels has the potential to dramatically impact the profitability of Airbomb.

The Company is not single-sourced to one supplier and has the option of arranging alliances with companies other than those listed above.

INTELLECTUAL PROPERTY

The Company's trademark has been allowed in Canada for the brand name "Airbomb", and has been accepted for trademark protection in the United States for the same brand name. The Company has four web sites. The primary marketing of bicycles, bicycle components and outdoor sporting equipment is conducted at www.airbomb.com; (US and Canadian Sites) and cycling products are marketed in
---------------
Canada at http://store.airbomb.com/Can.  As well, the company has a secure,
          ----------------------------
password-protected site for wholesale transactions and a content site. In addition, the company manages the sales for an Extreme Mountain Biking site located at NSMB.com

OPERATIONS

The Company operates as a distributor of products, either as components or value-added components after assembly. For example, the Company assembles bicycle wheels and markets them as "Airbomb" wheels. Where applicable, on-line buyers are linked directly to the supplier's web site for product review and then asked to place an order with the Company. The only difference between the Company and a traditional retailer or distributor is that the Company's sales are all Internet generated. There are no proprietary processes or products that can be patented.

Until July of 1999, on-line buy orders were processed by telephone. Management has augmented this method with a semi-automated real-time Internet packaged

"on-line store" provided by SunCommerce Corporation's Secure Merchant Pro Software. SunCommerce is an e-commerce service company based in Vancouver, British Columbia, and provides web hosting and secure commerce services. At present the company offers online and telephone sales including a "live chat" feature provided by Humanclick.com.

The Company ships orders to its U.S. customers from its Point Roberts, Washington premises and to its Canadian customers from its Delta, British Columbia location. Shipments are made daily on a twenty-four-hour turnaround basis.

WEB SITE DEVELOPMENT AND FEATURES

The Company uses commercially available software for development and support of its web sites. Costs are primarily incurred to develop the unique content, look, feel and features of the sites. The Company anticipates that in the near term, costs for ongoing development of the sites may increase as a percentage of sales.

Airbomb believes that the functionality of its web sites is key to maintaining its existing customers and to improve the shopping experience of first-time customers, thereby encouraging them to become repeat customers. To this end, Airbomb intends to upgrade the functionality of its existing web sites to include more automation, functionality and sales enhancing features.

SunCommerce Corporation of Vancouver, British Columbia, provides the Company with its "storefront" secure credit card data capability and statistical data on site use. The storefront provides the Company with "shopping cart" point and click purchase capability, and facilitates a customer's on-line purchases and payment by credit card.

SunCommerce's comprehensive statistical data related to site activity over a period of time is useful in tracking the source of sales and sales trends. Examples of tracked activity include site visits, source of hits, search engines used, and number of page views. The Company's credit card processing is facilitated by CIBC Visa Sales for Canadian Customers and Card Payment Systems for U.S. transactions.

The Company's web site and e-mail service are hosted by Avanti Agencies, who manage banks of servers in an alliance with CBI Systems Integrators of Vancouver, British Columbia. Avanti Agencies is an Internet systems integrator that custom designs and manages integrated on-line retail systems for e-commerce retailers.

The Company has an Internet Service Provider account with SOHO Skyway of Roberts Creek, British Columbia.

Airbomb is primarily a sales and marketing organization. While it does maintain staff with knowledge concerning the goods it sells, research and development of products is not a primary focus or purpose of the Company. The only material research and development expenditures being made by the Company are those related to development of the Company's web sites as described immediately above.

MARKET

Overview

Airbomb is an on-line retailer in the global sporting goods industry. The Company's current target market niches are high-end bicycles and components and high-end outdoor sporting equipment. To date, approximately 85% of the Company's revenues have been from the United States.

According to the U.S. Sporting Goods Manufacturers' Association (SGMA), total U.S. SGMA industry sales in 1998 were estimated at USD $45.6 billion, of which sporting goods equipment totaled USD $17.4 billion. SGMA has concluded that Internet sales will be a new channel of distribution for the industry.

Bicycle Market

According to the World Market Report International Bicycle Statistics, 1999 Interbike Directory, the United States retail market for bicycles and related parts and accessories in 1997 was approximately USD $5.4 billion and USD $25 billion globally. At the retail level, the United States had 7,016 bike shops and an estimated 59.2 million bicycle riders.

The U.S. market grew less than 1.5% between 1997 and 1998, and on a global basis, consumption as measured in select countries dropped from 18.0 billion units in 1994 to 14.9 billion units in 1997. An estimated 10.8 million units were sold in the U.S. in 1997 for an estimated retail value of USD $2.03 billion. This is down from a 1993 high of 13 million units (retail value USD $4.3 billion) and 10.9 million units in 1996 (retail value USD $5.2 billion). U.S. bicycle companies imported more bikes in 2000 than at any other time in history. U.S. Department of Commerce figures show that nearly 20.3 million bikes came to the United States from foreign shores.

The channels for bicycle distribution consist of mass merchants who comprise 62% of total industry retail sales, special bicycle retailers who sold 30%, and related sporting goods retailers who sold 8%; the mass merchant and the specialty independent dealer are the predominant distributors. The specialty dealer market share is growing, controlling almost 100% of the repair market and dominating sales on bikes of USD $250 and up. There are an estimated 2,000 companies involved in manufacturing and distributing products to retailers, and approximately 100 different bicycle brand names.

While manufacturers host web sites, little or no sales take place since they support their retail dealers. An estimated 35% of U.S. retailers offer web service to customers, but as an information source only and not for on-line sales.

Outlook for Internet Sales

Virtually all surveys project that worldwide Internet use and e-commerce will grow significantly over the next decade. E-commerce is comprised of business-to-business transactions and consumer on-line purchases. According to a May 1999 U.S. Small Business Internet Survey by Cyber Dialogue, approximately 427,000 small businesses in the U.S. went on-line between the first quarters of 1998 and 1999.

The size of the North American market for e-commerce varies by research company, as conclusions are dependent upon methodology employed. International Data Corp. of Framingham, Massachusetts, projects that by 2002 there will be 320 million Internet users and worldwide e-commerce will be valued at $425 billion. A May 1999 study by the University of Texas (funded by Cisco Systems Inc.) estimated 1998 total e-commerce at USD $102 billion for U.S.-based companies. The U.S. Department of Commerce predicts e-commerce to reach over $300 billion by the year 2002.

In February of 1999, International Data Corporation released a report entitled "IDC Predictions '99: The "Real" Internet Emerges". The report's predictions included:

*     The number of Internet users will increase 28%, to 147 million.
*     Internet commerce will more than double, to USD $69 billion.
*     Small businesses will thrive as a key on-line business community.
* Personalization and customization will be key for successful Internet sites.

Marketing Plans and Strategies

The Company's marketing plans and strategies include:

* Expanding the product base and linking on-line buyers to suppliers' web sites.
*     Developing brand names that link on-line customers to the Company.
* Using the Company's web search engine to link to key search words, often brand names, to bring on-line shoppers to the Company web site.
* Managing the customer database by matching client demographic information to products, and conducting target e-mail campaigns.
*     Working with suppliers to match customers to a supplier's target market.
* Offering a "weekly specials sheet" to attract buyers to special deals and clear-out sales. This is attractive to both suppliers, who use the feature to move inventory, and on-line buyers looking for special prices.
* Promotions, Events and Sponsorships. In addition to promotions designed to increase awareness and trial of Airbomb, drive traffic to the site and increase names for Airbomb's database, Airbomb sponsorship of key sports events is an important marketing strategy we are utilizing to increase awareness and trial of Airbomb. Airbomb will continue sponsor such high profile, national sporting events such as the Hi-Tec Adventure Racing Series(team RedBull), B.C. Cup Mountain Bike Championships, F.L.O.W riders extreme demos and North American Trials Series. We intend to continue to expand our sponsorship programs in order to build credibility with and recognition by athletes.
*     Offering competitive prices.
* Online Advertising. We intend to continue to establish relationships with major online services and Internet shopping portals to target active online sporting goods shoppers. For example, we have entered into a marketing agreement with North Shore Mountain Biking (NSMB.com). The Company began an aggressive marketing campaign with MTBR.com, the world's leading online mountain biking portal and has begun advertising with sites such as Yahoo and Google.
*     Continuing the "Tell-A-Friend" referral program.
*     Continuing to sponsor a professional bike racing team.
*     Publishing bi-monthly brochures and mailing to customer base.
*     Continuing telephone customer service.
*     Enter new markets via new online storefronts.
* Promote Repeat Purchases. We are focused on promoting customer loyalty and building relationships with our customers to drive repeat sales. To accomplish this strategy, we strive to provide quality customer service seven days per week, ship products promptly and for a low cost and provide an easy-to-shop online retail environment. We also employ technology which targets returning customers and makes specific offers to them based on the customers' purchase history, sports preferences and shopping behavior. We intend to continue to build features that will enhance loyalty, provide offerings unique to each individual customer and continually strive to enhance our customer service. In addition, we intend to expand our direct, online marketing by delivering meaningful information and special offers to our customers

Competition

Evans & Evans, Inc., an independent chartered business valuation firm, conducted an Internet search using the key words - "bicycle" and "bikes". The search was conducted using search engines MetaCrawler and Yahoo Canada. MetaCrawler identified 43 bicycle-related web sites and Yahoo Canada identified 16 categories and 1,219 sites.

The following is a sample of competing web sites:

Bikeworld.com, San Antonio, Texas.  This company has six product categories:
MTB components (44 items); accessories (24 items); suspension (8 items); Shimano (9 items); road (13 items); wheelsets (7 items); weather tools "cool" electronic stuff (11 items). The site also included current weather conditions - bike world weather station. Major supplier - Shimano. Product was available for purchase on-line and facilitated customer order tracking.

Cambria Bicycle Outfitter, Cambria, CA. and Auburn, CA. This company operates two retail stores and specializes in bikes priced from $1,000 to $12,000. Target clientele is local area residents. Major suppliers appear to be Shimano and CBO. On-line focus appears to be dissemination of information versus product sales.

Supergo Bike Shops, Santa Monica, CA. and Fountain Valley, CA. This company operates two retail centers and has been in operation since 1971. Products are categorized into some 62 departments and include bicycles, clothes, shoes and all bike accessories. The site advertises sales and on-line shopping.

Nashbar.com. Lists 288 suppliers including Raceface and Wilderness Trail bike. Product line includes bicycles and sportswear.

Excelsports. Lists approximately 400 items at discounted "blowout" sales prices.

A February 14, 2000 search for "bicycle vendors" via Infoseek found twenty sites including Nashbar and Excelsports.

The foregoing were the most prominent on-line competitor sites identified.
There are undoubtedly numerous other web sites that are competitors of the Company, and it is reasonable to assume that many more competitors may enter the market.

Item 2.     DESCRIPTION OF PROPERTY

The Company's operations are conducted from premises located at #11 - 1835 56th Street, Delta, B.C., Canada, and 1347 Gulf Road, Point Roberts, Washington, U.S.

The Canadian location is rented from Century Group, Tsawwassen, British Columbia and is comprised of 1,816 square feet of ground level office/warehouse space. The location is in a newly built industrial strata complex easily accessible to the main highway leading into Tsawwassen.

The Gulf Road, Pt. Roberts, location consists of 900 square feet of leased space, which serves as the Company's U.S.-based processing and distribution centre.

Item 3.     LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During this period covered by the Form 10-KSB, the Company did not submit any matters to the Company's security holders to be voted upon.

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company began trading on the Canadian Venture Exchange under the symbol "CDNX" in October, 1999. The following table lists the high, low, closing sales prices, and the volume of the Company's common shares for the last eight fiscal quarters on the CDNX:

---------------------------------------------------------------------
For the Period Ending       High       Low      Close     Volume
---------------------------------------------------------------------
03/31/2001                  $0.34     $0.11     $0.13     1,658,556
---------------------------------------------------------------------
12/31/2000                   0.60      0.11      0.16     1,806,874
---------------------------------------------------------------------
09/30/2000                   0.65      0.35      0.50     2,014,165
---------------------------------------------------------------------
06/30/2000                   1.20      0.46      0.47     2,810,936
---------------------------------------------------------------------
03/31/2000                   2.05      0.50      1.15     5,361,361
---------------------------------------------------------------------
12/31/1999                   0.67      0.25      0.51     4,284,672
---------------------------------------------------------------------
09/30/1999                   0.33      0.23      0.23        62,289
---------------------------------------------------------------------
06/30/1999                   0.40      0.28      0.30        71,774
---------------------------------------------------------------------

The Company began trading on the OTC BB under the symbol ABOM in January, 2000. The following table lists in U.S. funds, the high, low, closing sales prices, and the volume of the Company's common shares for the last five fiscal quarters on the OTC BB:

---------------------------------------------------------------------
For the Period Ending       High       Low      Close     Volume
---------------------------------------------------------------------
03/31/2001                   0.51      0.10      0.10       556,300
---------------------------------------------------------------------
12/31/2000                   0.365     0.06      0.0625      47,600
---------------------------------------------------------------------
09/30/2000                   0.38      0.24      0.32        38,900
---------------------------------------------------------------------
06/30/2000                   0.66      0.31      0.31        86,600
---------------------------------------------------------------------
03/31/2000                   1.36      0.625     0.64        91,900
---------------------------------------------------------------------


As of March 31, 2001 there were 221 registered shareholders of the Company's common stock.

Recent Sales of Unregistered Securities

In February 2000, the Company conducted a private offering to raise Cdn $600,000. Proceeds from the offering were used for the acquisition of inventory, financing the Company's marketing expansion efforts, upgrading the Company's web sites to include more automation and functionality, repaying loans and providing for general working capital.

In July 2000, the Company conducted a private offering to raise Cdn $500,000. Proceeds from that offering was used for the expansion of the airbomb.com business and to augment working capital.

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

We are an online retailer of sporting goods, primarily bicycles and accessories We have designed Airbomb.com, our online store, to offer extensive product selection, detailed product information and a personalized shopping experience. We believe that we offer an excellent selection, with slightly over 1,000 distinct stock keeping units representing approximately 40 brands.

We derive our revenue from the sale of goods from our web site. Merchandise revenue is recognized when goods are shipped to our customers from our us, manufacturers, or third-party warehouses, which occurs only after credit card authorization. For sales of merchandise, we are responsible for pricing, processing and fulfilling the orders.

The Company intends to continue expanding operations during the foreseeable future by way of internal growth. It is not expected the Company will be able to receive financing through the issuance of stock for at least 2 quarters, if at all. At present the Company has over 5,000 customers with whom sales have been processed and over 10,000 email address that have requested our weekly specials "blast" This core business will be targeted to provide a basis for further growth using both traditional and "in-house" marketing, for example, the Companies' Tell-a-friend program. In June of this year a record 2,000,000 "hits" were scored on the Companies website with an accompanying 2,000+ daily user sessions. These figures represent a substantial increase over the pervious year and it are expected to grow over 100% in the upcoming year.

During the next 12 months, the Company expects to devote its resources to increase its sales volume and profitability. In addition, the Company will look to candidates for acquisition in the bicycle and sporting goods business in the United States and Canada. It is expected that such acquisitions will be possible to quickly add to the companies operations, since they will be small in size (both as to revenues and, in the short term, potential profitability) and will not require substantial capital expenditures either to purchase an interest for the Company or for developing the acquired company's business operations. As a consequence, it is expected that such acquisitions will not have a material impact on the Company's revenues and/or profitability until they have been developed around by the Company's participation in such an acquired company's management. There is no assurance that the Company's efforts will be successful or that the Company has, or will be able to acquire, the necessary management resources to effect its business plan.

There are many events and factors in connection with the development of the Company's business operations over which the Company has little or no control, including, without limitation, marketing difficulties, lack of market acceptance of new products we and/or companies which we represent may develop, superior competitive products based on future technological innovation and continued growth of e-commerce businesses. There can be no assurance that future operations will be profitable or will satisfy future cash flow requirements.

Liquidity and Capital Resources.

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

Results of Operations

As noted in the Company's Report of Independent Public Accountants, the Company has experienced significant operating losses and an accumulated deficit that raise substantial doubt about the Company's ability to continue as a going concern. The Company incurred net losses of $ 794,475 for the fiscal year ended March 31, 2001 compared to a net loss of $ 499,258 for the year ended March 31, 2000.

These losses were attributable to a number of factors. The Company was unsuccessful completing the financing necessary to implement its comprehensive business plan. As such, the company has been operating with insufficient operation capital for most of this fiscal year. Although management has been hopeful market conditions would improve, the continued downturn in capital markets has extended to the present. Very limited cash positions on a day-to-day basis severely constrained the company's ability to benefit from a significant competitive advantage Airbomb enjoys - the ability to directly purchase discounted product from strategic partners overseas. Instead the company has been forced to purchase domestically at much higher prices, thereby reducing profit potential. Furthermore, the less than expected operating capital has limited the pace of the Company's growth as every aspect of operations has been slowed, from marketing and website upgrades, to operational changes aimed at improving efficiencies. Despite this, the company has succeeded in a growth in sales during Fiscal 2001 of 148.2 % compared to Fiscal 2000.

The Company does not believe that it currently is or in the foreseeable future will be able to receive any funds through a public offering of its securities. Accordingly, if additional capital is required, the Company will continue to seek financing from investors in private placements in the United States, Canada and Europe. However, based upon the Company's current plan of operation, the Company estimates that its existing financing resources, will be sufficient to fund the Company's current working capital requirements. However, there can be no assurance in that regard.

For the years ended March 31, 2001 and March 31, 2000

Sales increased by 148.2 % or $613,516 to $1,027,728 during the period ending March 31, 2001 compared to $ 414,212 for the period ending March 31, 2000. This increase was due to a higher level of sales through the Company's web site as well as increased performance from the Company's Business to Business website.

Cost of goods sold increased by 84.26 % or $ 430,593 to $ 941,624 for the period ending March 31, 2001, compared to $ 511,031 for the period ending March 31, 2000. The cost of goods sold increased as the sales volume increased.

Inventory decreased by 48.37 % or $ 68,248 to $ 72,858 for the period ending March 31,2001, compared to $ 141,106 for the period ending March 31, 2000.

General and administrative expenses increased by 118.9 % or $ 478,140 to $ 880,579 for the period ending March 31, 2001 compared to $ 402,439 for the period ending March 31, 2000. The Company incurred higher costs in every category as a result of its increase in sales.

Advertising and Promotion increased by 183.0 % or $ 57,561 to $ 89,023 for the period ending March 31,2001 compared to $ 31,462 for the period ending March 31, 2000.

Amortization costs rose $ 23,952 to $ 35,556 for the period ending March 31, 2001 compared to $ 11,604 for the period ending March 31, 2000. Interest and foreign exchange decreased $ 19,972 to $10,196 for the period ending March 31, 2001 compared to $ 30,168 for the period ending March 31, 2000. This is as a result of the loss on conversion from Canadian to U.S. dollars advanced to fund the operations of Sportslink and expansion of the business operations.

Investor Relations costs rose $ 62,178 to $ 90,894 for the period ending March 31, 2001 compared to $28,716 for the period ending March 31, 2000. These costs were associated with the Company being public and promoting its website.

Office and Sundry costs increased by 169.1 % or $ 42,960 to $ 68,360 for the period ending March 31, 2001 compared to $25,400 for the period ending March 31, 2000. These expenses support the increased costs of being a public company and expansion of the business operations.

Professional fees increased 110.4 % or $ 69,390 to $ 132,250 for the period ending March 31, 2001 compared to $ 62,860 for the period ending March 31, 2000. Again, these expenses included the increased legal and accounting costs of being a public company and the expansion of the business operations.

Wages and contract labor increased 116.4 % or $ 146,496 to $ 272,631 for the period ending March 31, 2001 compared to $ 126,135 for the period ending March 31, 2000. The increase in staff was necessary to support the Company's expansion.

Item 7.          FINANCIAL STATEMENTS







                                AIRBOMB.COM INC.
                      (Formerly Airbomb.com Marketing Ltd.)


                        CONSOLIDATED FINANCIAL STATEMENTS


                             MARCH 31, 2001 AND 2000
                            (Stated in U.S. Dollars)

                                AUDITORS' REPORT


To the Shareholders
Airbomb.com Inc.
(Formerly Airbomb.com Marketing Ltd.)

We have audited the consolidated balance sheets of Airbomb.com Inc. (formerly Airbomb.com Marketing Ltd.) as at March 31, 2001 and 2000, and the consolidated statements of operations and deficit, stockholders' equity, and cash flows for the years ended March 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2001 and 2000, and the results of its operations and cash flows for the years ended March 31, 2001, 2000 and 1999, in accordance with U.S. generally accepted accounting principles applied on a consistent basis.


Vancouver, Canada                                           /s/ Morgan & Company

June 15, 2001                                              Chartered Accountants


              Comments by Independent Auditors for U.S. Readers on
                        Canada - U.S. Reporting Conflict

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as those described in
Note 1 of the consolidated financial statements. Our report to the shareholders, dated June 15, 2001, is expressed in accordance with Canadian reporting standards which do not permit a reference to such an uncertainty in the auditors' report when the uncertainty is adequately disclosed in the financial statements.


Vancouver, Canada                                           /s/ Morgan & Company

June 15, 2001                                              Chartered Accountants

                                AIRBOMB.COM INC.
                      (Formerly Airbomb.com Marketing Ltd.)

                           CONSOLIDATED BALANCE SHEETS
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                            MARCH 31
                                                       2001          2000
--------------------------------------------------------------------------------

ASSETS
Current
   Cash                                           $      27,655   $     267,050
   Accounts receivable                                   26,997          32,154
   Inventory                                             72,858         141,106
   Prepaid expenses and deposits                          5,596          11,566
                                                  -----------------------------
                                                        133,106         451,876
Capital Assets (Note 3)                                  76,910          93,745
                                                  -----------------------------

                                                  $     210,016   $     545,621
================================================================================

LIABILITIES
Current
   Accounts payable and accrued liabilities       $     125,682   $     103,247
   Current portion of loans and advances payable         85,268          70,650
                                                  -----------------------------
                                                        210,950         173,897
Loans And Advances Payable (Note 4)                        -             17,149
                                                  -----------------------------
                                                        210,950         191,046
                                                  -----------------------------

SHARE CAPITAL AND DEFICIT

Share Capital (Note 5)
   Authorized:
     100,000,000 common shares, par value of
      $0.001 per share at March 31, 2001 and
     100,000,000 common shares, without par
      value at March 31, 2000
Issued and Outstanding:
     12,843,462 common shares at March 31, 2001 and
      8,315,462 common shares at March 31, 2000       1,290,584         179,610

Special Warrants (Note 6)
   Issued and Outstanding:
     500,000 special warrants at March 31, 2001
     and 3,320,000 special warrants at March
     31, 2000                                            28,890         700,898

Deficit                                              (1,320,408)       (525,933)
                                                  -----------------------------
                                                           (934)        354,575
                                                  -----------------------------

                                                  $     210,016   $     545,621
================================================================================

/s/ David Houston                            /s/ Tony Ellsworth
----------------------------------           ----------------------------------

                                AIRBOMB.COM INC.
                      (Formerly Airbomb.com Marketing Ltd.)

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                 YEARS ENDED MARCH 31
                                           2001          2000          1999
--------------------------------------------------------------------------------

Sales                                $  1,027,728   $    414,212   $    346,647

Cost Of Sales
   Opening inventory                      141,106         54,468         11,794
   Purchases                              873,376        597,669        332,260
   Less: Ending inventory                 (72,858)      (141,106)       (54,468)
                                     ------------------------------------------
   Cost of sales                          941,624        511,031        289,586
                                     ------------------------------------------

Gross Profit (Loss)                        86,104        (96,819)        57,061
                                     ------------------------------------------

Expenses
   Advertising and promotion               89,023         31,462          3,247
   Amortization                            35,556         11,604          2,736
   Auto and travel                         20,180         16,208          2,414
   Bad debts                                1,125           -              -
   Bank charges, interest and foreign
     exchange                              10,196         30,168            907
   Consulting                              27,388         20,652         12,900
   Corporate finance fees                  33,668           -              -
   Investor relations                      90,894         28,716           -
   Management fees                         20,094          5,160          4,500
   Office and sundry                       68,360         25,400          2,846
   Professional fees                      132,250         62,860          1,975
   Regulatory and transfer agent           20,494          5,335           -
   Rent and utilities                      39,829         18,687          4,643
   Telephone and internet                  18,891         20,052         11,119
   Wages and contract  labour             272,631        126,135          8,755
                                     ------------------------------------------
                                          880,579        402,439         56,042
                                     ------------------------------------------

Net Income (Loss) For The Year           (794,475)      (499,258)         1,019

Deficit, Beginning Of Year               (525,933)       (26,675)       (27,694)
                                     ------------------------------------------

Deficit, End Of Year                 $ (1,320,408)  $   (525,933)  $    (26,675)
================================================================================


Income (Loss) Per Share              $      (0.07)  $      (0.06)  $       0.01
================================================================================


Weighted Average Shares Outstanding    11,673,796      8,014,212      5,412,962
================================================================================

                                AIRBOMB.COM INC.
                      (Formerly Airbomb.com Marketing Ltd.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)

---------------------------------------------------------------------------------------------------------
                                                                   YEARS ENDED MARCH 31
                                                         2001               2000                1999
---------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income (loss) for the year                   $   (794,475)       $   (499,258)       $      1,019
   Adjustment for:
     Amortization                                         35,556              11,604               2,736
                                                    ----------------------------------------------------
                                                        (758,919)           (487,654)              3,755

   Changes in non-cash working capital items:
      (Increase) Decrease in accounts receivable           5,157             (19,462)             (6,563)
      (Increase) Decrease in inventory                    68,248             (86,638)            (42,674)
      (Increase) Decrease in prepaid expenses and
        deposits                                           5,970              60,817                -
      Increase (Decrease) in accounts payable
        and accrued liabilities                           22,435             (25,460)             30,790
                                                    ----------------------------------------------------
                                                        (657,109)           (558,397)            (14,692)
                                                    ----------------------------------------------------

Cash Flows From Investing Activities
   Purchase of capital assets                            (18,721)            (24,089)             (2,866)
   Acquisition of subsidiary, net of cash acquired          -                (52,076)               -
                                                    ----------------------------------------------------
                                                         (18,721)            (76,165)             (2,866)
                                                    ----------------------------------------------------

Cash Flows From Financing Activities
   Issue of special warrants                             338,190             665,049                -
   Issue of common shares                                100,776             116,131                -
   Loans payable                                          (2,531)            116,445              21,545
                                                    ----------------------------------------------------
                                                         436,435             897,625              21,545
                                                    ----------------------------------------------------

Increase (Decrease) In Cash                             (239,395)            263,063               3,987

Cash, Beginning Of Year                                  267,050               3,987                -
                                                    ----------------------------------------------------

Cash, End Of Year                                   $     27,655        $    267,050        $      3,987
=========================================================================================================

                                AIRBOMB.COM INC.
                      (Formerly Airbomb.com Marketing Ltd.)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 MARCH 31, 2001
                            (Stated in U.S. Dollars)

                                                                ADDITIONAL
                                            COMMON SHARES         PAID-IN           SPECIAL WARRANTS
                                        ---------------------                   -------------------------
                                          NUMBER      AMOUNT      CAPITAL           NUMBER     AMOUNT       DEFICIT      TOTAL
                                        -----------------------------------------------------------------------------------------
Balance, March 31, 1999                        100  $       70  $        -           -        $      -    $   (26,675) $   (26,605)

Adjustment to number of common
  shares issued and outstanding as
  a result of the reverse take-over
  transaction
    Sports Link Direct Marketing Ltd.         (100)       -              -           -               -           -            -
    Airbomb.com Marketing Ltd.           5,412,962        -              -           -               -           -            -

Ascribed value of common shares and
 special warrants issued in connection
 with the acquisition of Sports Link
 Direct Marketing Ltd.                   2,300,000      63,479           -        620,000          35,849        -          99,328

Issue of common shares                     602,500     116,061           -           -               -           -         116,061
Issue of special warrants                     -           -              -      2,700,000         665,049        -         665,049
Loss for the year                             -           -              -           -               -       (499,258)    (499,258)
                                        -------------------------------------------------------------------------------------------
Balance, March 31, 2000                  8,315,462     179,610           -      3,320,000         700,898    (525,933)     354,575

Conversion of no par value shares
  to par value shares                         -       (171,295)       171,295        -               -           -            -
Exercise of special warrants                  -           -              -     (2,820,000)       (672,008)       -        (672,008)
Issue of common shares                   4,528,000       4,528      1,087,191        -               -           -       1,091,719
Issue of special warrants                     -           -              -      1,000,000         338,190        -         338,190
Exercise of special warrants                  -           -              -     (1,000,000)       (338,190)       -        (338,190)
For compensation                              -           -            19,255        -               -           -          19,255
Loss for the year                             -           -              -           -               -       (794,475)    (794,475)
                                        -------------------------------------------------------------------------------------------

Balance, March 31, 2001                 12,843,462  $   12,843  $   1,277,741     500,000     $    28,890 $(1,320,408) $      (934)
                                        ===========================================================================================

                                AIRBOMB.COM INC.
                      (Formerly Airbomb.com Marketing Ltd.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000
                            (Stated in U.S. Dollars)



1.   NATURE OF OPERATIONS

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

     These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes the realization of assets and discharge of liabilities in the normal course of business. During the year ended March 31, 2001, the Company incurred a loss of $794,475. The Company's ability to continue its operations on a going concern basis is dependent upon obtaining additional financing and the support of creditors. There is no assurance that the Company will be successful in achieving any, or all, of these objectives over the coming year. These financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.


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

                                AIRBOMB.COM INC.
                      (Formerly Airbomb.com Marketing Ltd.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000
                            (Stated in U.S. Dollars)



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

                                AIRBOMB.COM INC.
                      (Formerly Airbomb.com Marketing Ltd.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000
                            (Stated in U.S. Dollars)



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

     j)  Loss Per Share

          The loss per share is calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not presented, as the impact of the exercise of options is anti-dilutive.

                                AIRBOMB.COM INC.
                      (Formerly Airbomb.com Marketing Ltd.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000
                            (Stated in U.S. Dollars)



3.   CAPITAL ASSETS

     Capital assets and related accumulated amortization consist of the following:

                                                         2001                         2000
                                  ----------------------------------------------  ----------------
                                                     Accumulated      Net Book       Net Book
                                       Cost         Amortization       Value          Value
                                  ----------------------------------------------  ----------------
Computer equipment                $     36,315     $     13,190     $     23,125     $     19,132
Computer software                        4,884            3,680            1,204              256
Furniture and equipment                 11,217            2,676            8,541            5,153
                                  ----------------------------------------------  ----------------
                                        52,416           19,546           32,870           24,541
Goodwill                                75,495           31,455           44,040           69,204
                                  ----------------------------------------------  ----------------

                                  $    127,911     $     51,001     $     76,910     $     93,745
                                  ==============================================  ================

4.   LOANS AND ADVANCES PAYABLE

                                                            2001       2000
                                                        ------------------------

     Loans payable due May 8, 2001, with interest at
      12% per annum commencing November 8, 1999         $   37,794   $   17,149

     Loans payable to a director with no specified
      terms of repayment, with interest at 12%
      per annum                                             31,474       70,650

     Advances with no specified terms of repayment          16,000         -
                                                        ------------------------
                                                            85,268       87,799
     Less:  Current portion                                 85,268       70,650
                                                        ------------------------
                                                        $     -      $   17,149
                                                        ========================

                                AIRBOMB.COM INC.
                      (Formerly Airbomb.com Marketing Ltd.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000
                            (Stated in U.S. Dollars)



5.   SHARE CAPITAL

     a) During the year ended March 31, 2001, the Company changed its authorized capital to 100,000,000 shares with a par value of $0.001, and the Company became domesticated as a Delaware Corporation.

     b) As at March 31, 2001, there were outstanding incentive stock options for the purchase of:
          170,000 common shares at $0.50 CDN per share to January 27, 2005 105,000 common shares at $0.50 CDN per share to January 28, 2005 100,000 common shares at $0.45 CDN per share to November 11, 2004
           98,000 common shares at $0.28 CDN per share to December 20, 2004 105,000 common shares at $0.50 CDN per share to March 1, 2005 100,000 common shares at $0.50 CDN per share to January 25, 2005
           25,000 common shares at $0.50 CDN per share to February 18, 2005
           10,000 common shares at $0.29 CDN per share to April 8, 2004
          411,000 common shares at $0.45 CDN per share to October 2, 2005
           75,000 common shares at $0.25 CDN per share to January 15, 2006
           25,000 common shares at $0.49 CDN per share to June 8, 2005
           15,000 common shares at $0.49 CDN per share to June 8, 2002

         During the year ended March 31, 2001, options to purchase 505,000 common shares at prices ranging from $0.59 CDN to $1.31 CDN per share were repriced to $0.50 CDN per share.

         The Company's pro forma information pursuant to SFAS 123 is as follows:

                                                 2001       2000       1999
                                            ------------------------------------

         Pro forma net income (loss)        $(1,015,192) $  (934,342) $   1,019

         Pro forma net income (loss)
          per common share                  $     (0.09) $     (0.12) $    0.01

                                AIRBOMB.COM INC.
                      (Formerly Airbomb.com Marketing Ltd.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000
                            (Stated in U.S. Dollars)



5.   SHARE CAPITAL (Continued)

     Transactions involving stock options are summarized as follows:

                                              2001                                   2000
                                  -------------------------------         -------------------------------
                                                    Weighted                                Weighted
                                                    Average                                  Average
                                     Stock          Exercise                 Stock          Exercise
                                                     Price                                   Price
                                    Options       Of Options                 Options      Of Options
                                  Outstanding     Outstanding              Outstanding    Outstanding
                                  -------------------------------         -------------------------------
     Balance, beginning of year     868,000     $     0.62 CDN                    -        $      -

     Adjustment to stock options
      outstanding as a result of
      the reverse take-over
      transaction                      -               -                       483,000           0.34 CDN
         Granted                    568,500           0.63 CDN                 925,000           0.63 CDN
         Exercised                   (8,000)          0.28 CDN                (540,000)          0.28 CDN
         Cancelled                 (189,500)          0.40 CDN                    -               -
                                  -------------------------------         -------------------------------

     Balance, end of year         1,239,000     $     0.44 CDN                 868,000     $     0.62 CDN
                                  -------------------------------         -------------------------------

     Information concerning outstanding and exercisable stock options:

                                                                            Weighted
                                                                            Average        Weighted                   Weighted
                                     Range Of                               Remaining      Average                    Average
                                     Exercise             Number           Contractual     Exercise        Number     Exercise
                                      Prices           Outstanding            Life          Price        Exercisable   Price
                             ----------------------------------------------------------------------------------------------------
     2001                     $0.29 - $0.50 CDN       1,239,000           4.06 years       $0.44 CDN      1,239,000   $0.44 CDN

     2000                     $0.28 - $1.43 CDN         868,000           4.77 years       $0.62 CDN        868,000   $0.62 CDN

     c) As at March 31, 2001, there were outstanding share purchase warrants for the purchase of:
          1,500,000 shares at $0.41 CDN per share to January 5, 2002 1,200,000 shares at $0.65 CDN per share to February 21, 2002 1,000,000 shares at $0.55 CDN per share to July 17, 2002

         During the year ended March 31, 2001, warrants to purchase 1,500,000 common shares at $0.50 CDN up to January 5, 2002 were repriced to $0.41 per share.

                                AIRBOMB.COM INC.
                      (Formerly Airbomb.com Marketing Ltd.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000
                            (Stated in U.S. Dollars)



6.   SPECIAL WARRANTS

     As at March 31, 2001, the Company has 500,000 special warrants outstanding which were issued in connection with the Sports Link Direct Marketing Ltd. acquisition. These special warrants are exercisable without additional consideration into 500,000 common shares.


7.   FINANCIAL INSTRUMENTS

     The carrying amounts for cash, accounts receivable, prepaid expenses and deposits, accounts payable and accrued liabilities, and loans and advances payable approximate their respective fair values due to their short term maturity or capacity of prompt liquidation.


8.   RELATED PARTY TRANSACTIONS

     During the year ended March 31, 2001, the following amounts were paid to parties not dealing at arm's length with the Company:

     a) Companies controlled by a director were paid $72,000 (2000 - $Nil) for office rent and administrative support services.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company, their ages and term of continuous service is as follows:

Name               Age          Position with               Served as a Director
----               ---          -------------               --------------------
                                Registrant                  or Officer Since
                                ----------                  ----------------

David Houston       43          President/Director          October 6, 1999

Tony Ellsworth      37          Director                    December 11, 2000

Cecil Spearman      69          Director                    February, 1989

Kevin Conroy        32          Director                    April 26, 2001

David Grossman      40          Chief Financial Officer     March 1, 2000


David Houston - Mr. Houston founded Sportslink in 1997 and has served as its President since July 1997.

During the period from 1995 to September 1996, Mr. Houston served at various times in the capacities of Vice President, Executive Director, Sales and Marketing, and Director of International Telepresence Corp. where he was responsible for worldwide sales and marketing of that company's proprietary 3-D camera system. In that role, he developed the company's marketing plan, hired and trained sales staff in Europe, USA and Canada, set up a distributor network in eight countries, established the company's presence in the medical field, and negotiated key strategic relationships with both teaching hospitals and high-tech manufacturers. Mr. Houston was a key part of the management team during three major fundraising campaigns.

During the period from 1992 to 1995, Mr. Houston worked as a Medical Sales Representative for two medical product sales companies, Arrow Medical and Sherwood Medical. From 1990 to 1992, Mr. Houston owned and operated an outdoor adventure resort, developed marketing plans, oversaw the sales office, and managed day-to-day activities. From 1981 to 1992, Mr. Houston was responsible for the western Canadian office and sales team of a company involved in fiber optic medical products.

Mr. Houston has a Bachelor of Physical Education (Honors) degree from McMaster University, Hamilton, Ontario (1981), and has taken post-graduate courses for a Masters of Business Administration degree from City University, Vancouver, British Columbia.

Tony Ellsworth - Mr. Ellsworth is the president of Ellsworth Handcrafted Bicycles Inc., a U.S. company producing high performance bicycles. Ellsworth bicycles are widely regarded as the current state-of-the-art designs and include patented features. In November, 2000 his "Aeon" bike won a consumer choice award from Mountain Bike Review for the best full suspension bike made today.

In addition to operating America's third largest specialty bicycle company, Mr. Ellsworth brings experience in the financial services industry. Mr. Ellsworth is a Registered Investment Advisor through his Sterling Company, a consulting business specializing in the design, implementation and servicing of Qualified Retirement Programs.

Mr. Ellsworth was previously a licensed broker and business financial consultant with Merrill Lynch, trading stocks, bonds and mutual funds for personal and business packages.

Prior to joining Merrill Lynch, Mr. Ellsworth was a business management advisor with The Mercer Company where he provided in-depth business, financial and human resource consulting to over 100 U.S. and Canadian companies. In addition, Mr. Ellsworth is on the Fidelity Advisor Executive Council, a platinum member of the Kemper Executive Council, and a former Member of the Profit Sharing Council of America.

Cecil Spearman - Mr. Spearman is a resident of California, USA. He has a 30-year career that spans every aspect of the health care industries. He was with American Hospital Supply for 16 years. Starting in sales, he rose to VP General Manager of American Hospital Supply's largest profit center. He joined Bergen Brunswig as President of the Hospital Supply Division in 1973, and led a major turnaround for this third-largest hospital supply dealer, which enable him to retire and pursue other interests. In 1980, he started his own company, Spearman Industries Inc., and currently owns and operates several fitness clubs and tennis clubs as well as running a consulting practice in the health care industry.

Mr. Spearman is the past Chairman of the International Health, Racquet and Sports Club (IHRSA) and is current Chairman of IHRSA's Advisory Board. He received the distinguished service award March 22, 2000 at the annual IHRSA convention. He is a Director of American Club Management since 1984. Mr. Spearman is an Honors Graduate and Fraternity Officer of Duke University and was an Artillery Officer FMF U.S. Marine Corp.

Kevin Conroy - Mr. Conroy has over 10 years of business development, marketing, executive management experience and entrepreneurial skills to draw upon. Kevin's background includes helping companies prosper and grow through raising capital, recruiting a cohesive management team, and building business models that support strong market valuations and successfully bringing an idea to market.

Recently Mr. Conroy was hired to help iJapan.com realize their market potential. He quickly repositioned the business model from that of a Japanese portal into a wireless gateway able to translate iMode and WAP messaging and content in the rapidly evolving Japanese market. Kevin successfully sold the intellectual property to InfoSpace.

Since 1997 Kevin worked with Northsails.com, extracting it from parent company North Sails, the leading sail maker worldwide, and positioning it as a stand-alone Internet-based sailing community. Prior to NorthSails.com Kevin started Satisfied Sport, Inc. Satisfied Sport is a branding company and a leading manufacturer of private label clothing for such companies as Harley Davidson, Hard Rock Caf and several others. Satisfied Sport purchased the assets of North Sails' catalog business in 1997 and positioned this business as an online catalog retailer in 1998. Kevin has a BA in Business / International Business Marketing from San Francisco State University.

David Grossman - For the past three years Mr. Grossman has served as Executive Vice President of the international consulting firm, The Executive Conversation, Inc. ("TEC"). TEC has provided strategic consulting and training to senior sales, consulting and marketing executives at numerous large high technology companies worldwide.

Prior to his tenure at TEC Mr. Grossman served as Chief Financial Officer of Connext, Inc. a high technology and software application company serving the Utility Industry. Mr. Grossman has also served as a Director of Cascadia Merchant Group as well as Chief Financial Officer of the Seattle Chocolate Company, a manufacturer of confectionery products for national retailers. For several years prior to Cascadia, Mr. Grossman was a Partner of BDO Seidman, the seventh largest accounting and consulting firm in the world where he provided M&A services.

Prior to BDO Seidman, Mr. Grossman was a Vice President at Broadmark Capital of Seattle, Washington. Mr. Grossman was also a Principal in Ernst & Young's Merger and Acquisition Group in New York City. Prior to Ernst & Young, Mr. Grossman was a Vice President of Solomon Group Ltd., a national venture capital firm headquartered in New Jersey. He was also a principal in Grossman, Weinberg & Lawson, a CPA firm in New Jersey and Florida. Mr. Grossman started his career in 1977 with Coopers & Lybrand in Miami and served as a Senior Manager in Stamford, Connecticut. He holds a B.A. degree in Business and Accounting from the University of Florida and received his CPA certification in 1978. For several years he was Chairman and a Director of the MIT Enterprise Forum in Seattle and has been published in several business journals.

Item 10.  EXECUTIVE COMPENSATION

Officers and Directors

Incentive Stock Options

Under Canadian Venture Exchange regulations, the Company is authorized to issue incentive stock options at any one time up to 10% of the issued and outstanding share capital. There are currently stock option agreements between airbomb.com and certain of its directors and employees with respect to options on a total of 1,274,000 shares of the Company.

The policy of the Canadian Venture Exchange requires that the approval of stock options be received by shareholders prior to the exercise of any stock options granted by the Company to its directors and employees. Management of the Company seeks the general approval of the shareholders to the granting of stock options at its Annual General Meeting every year, in accordance with the policy of the Canadian Venture Exchange.

There are incentive stock options held by Directors and Officers of the Company or its subsidiary, as follows:

--------------------------------------------------------------------------------
Name of Optionee     No. of Shares      Exercise Price      Expiry Date
--------------------------------------------------------------------------------
David Houston            38,000               $0.28         12/20/2004
--------------------------------------------------------------------------------
David Houston            30,000               $0.50         01/27/2005
--------------------------------------------------------------------------------
David Houston           188,500               $0.45         10/02/2005
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
David Grossman           75,000               $0.50         03/01/2005
--------------------------------------------------------------------------------
Tony Ellsworth           75,000               $0.25         01/15/2006
--------------------------------------------------------------------------------
John McCutcheon          40,000               $0.50         01/27/2005
--------------------------------------------------------------------------------
Cecil Spearman           10,000               $0.29         04/08/2004
--------------------------------------------------------------------------------

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The following table sets forth, as of July 12, 2001, the number of Common Stock and the corresponding percentage ownership of (I) each person who held of record, or was known by the Company to own beneficially, more than five percent of the Company's Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names.

--------------------------------------------------------------------------------
Class of Shares     Name and Address of   Amount and Nature of   Percentage of
                    Beneficial Ownership  Beneficial Ownership   Class of Shares
--------------------------------------------------------------------------------
Common              CDS & Co                 11,343,975              85.02%
                    PO Box 1038 Stn A
                    25 The Esplanade
                    Toronto, On., M5W 1G5
--------------------------------------------------------------------------------
Common              David Houston               268,000
--------------------------------------------------------------------------------
Total Common
Shares
Outstanding         13,343,462
--------------------------------------------------------------------------------
All Directors and
Executives as a
Group                  268,000                                        2%
--------------------------------------------------------------------------------


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended March 31, 2001, companies controlled by a director were paid $72,000.00 for office rent and administrative support services.

The Company's policy regarding related transactions requires that any director or officer who has an interest in any transaction to be approved by the board of directors of the Company disclose the presence and the nature of the interest to the board of directors prior to any approval of the transaction by the board of
directors.   The transaction may then be approved by a majority of the
disinterested directors, provided that an interested director may be counted in the determining the presence of a quorum at the meeting of the board of directors to approve the transaction. The Company's policy regarding compensation for directors and officers is that the board of directors may, without regard to personal interest, establish the compensation of directors for services in any capacity.

Item 13.  EXHIBITS, AND REPORTS ON FORM 8-K.

None



Exhibits:

Financials:
----------

The Company's audited Financial Statements, as described below, are incorporated as Item 7 of this Form 10-KSB filing

Auditors Report of Morgan & Company dated June 15, 2001

Consolidated Balance Sheet for the period ended March 31. 2001

Consolidated Statement of Loss and Deficit for the period ended March 31, 2001

Consolidated Statement of Cash Flows for the period ended March 31, 2001

Notes to Consolidated Financial Statements

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRBOMB.COM INC.



By:     /s/ David Houston
     -----------------------------------------------
     DAVID HOUSTON, Director, President

     Date: July 12, 2001


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:     /s/ David Houston
     -----------------------------------------------
     David Houston, Director, CEO, President,
     Date: July 12, 2001

By:     /s/ Kevin Conroy
     -----------------------------------------------
     Kevin Conroy, Director
     Date:  July 12, 2001

By:     /s/ Cecil Spearman
     -----------------------------------------------
     Cecil Spearman, Director
     Date: July 12, 2001

By:     /s/ Tony Ellsworth
     -----------------------------------------------
     Tony Ellsworth, Director
     Date: July 12, 2001